Form 10-K
period 2002-12-31
FRANKLIN BANCORP INC MI
filed 2003-03-31
CIK 1199025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002          COMMISSION FILE NO. 0-50078


                              FRANKLIN BANCORP, INC
                (Exact name of bank as specified in its charter)

           MICHIGAN                                          38-2606280
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)

     24725 WEST TWELVE MILE ROAD
        SOUTHFIELD, MICHIGAN                                    48034
(Address of principal executive offices)                      (Zip Code)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 358-4710
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES X    NO   .
                                      ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES      NO X
                                         ----   ---
As of March 25, 2003 there were issued and outstanding 3,681,904 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold as of March 25, 2003 was approximately $52.9 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 14, 2003 are incorporated by reference into Part III.

                                      INDEX



                                     PART I


ITEM 1. BUSINESS.............................................................4


ITEM 2. PROPERTIES..........................................................13


ITEM 3. LEGAL PROCEEDINGS...................................................14


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................14


                                     PART II


ITEM 5. MARKET FOR AND DIVIDENDS ON THE BANK'S COMMON STOCK
AND RELATED SHAREHOLDER MATTERS.............................................14


ITEM 6. SELECTED FINANCIAL DATA.............................................14


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION..........................................15


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........15


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................15


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.........................................15


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE BANK.......................16


ITEM 11. EXECUTIVE COMPENSATION.............................................16


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....16


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................16

                                     PART IV


ITEM 14. CONTROLS AND PROCEDURES............................................16


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....17


SIGNATURES..................................................................19


CERTIFICATION...............................................................20

                                    PART I


ITEM 1.  BUSINESS


      HISTORY OF FRANKLIN

      Franklin Bancorp, Inc. (the "Company" or "Bancorp") was incorporated under the Michigan Business Corporation Act on February 14, 2002. The Company is a bank holding company registered with, and subject to, the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company's wholly-owned subsidiary, Franklin Bank, National Association ("Bank"), is a national bank which was incorporated in 1983 and converted to a national bank in 1991. The Company became a bank holding company after the close of business on October 23, 2002 as a result of the reorganization of the Bank involving an exchange of all the outstanding common stock of the Bank on a one-for-one basis into common stock of the Company. Franklin Finance Corporation was a wholly-owned subsidiary of the Bank, however, effective as of December 31, 2002, the Bank approved the dissolution and liquidation of Franklin Finance Corporation.
      The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or such other activities which are closely related to the business of banking. The principal role of the Company is to supervise the activities of the Bank. The Company derives all of its income from dividends from the Bank.
      Since its conversion, the Bank's business strategy has been focused on low cost deposit gathering and niche lending activities designed to serve small to medium-sized businesses, the business owners and, to a lesser extent, individual customers found in the Bank's primary market areas of Southeast Oakland County and parts of Wayne and Macomb counties. While the Bank offers many standard lending and deposit products, the Bank promotes its products and services through non-traditional delivery platforms which emphasize courier deposit pick-up services, lockbox remittance services, web banking and free ATM services; all of which do not require significant branch facilities.
      The Company's headquarters are located at 24725 West Twelve Mile Road in Southfield, Michigan. The Bank maintains its principal office at 24725 West Twelve Mile Road in Southfield, Michigan, three full service regional branches located in Southfield, Birmingham and Grosse Pointe Woods, Michigan, and two unique Business Center branches in Southfield and Troy.

      LENDING ACTIVITIES

      The Bank's lending activities focus on originating commercial mortgage loans, other non-real estate commercial loans, residential construction loans and consumer loans.

      Commercial Real Estate Lending. The Bank has historically originated permanent loans secured by commercial real estate and, to a significantly lesser extent, land development loans. Essentially all commercial real estate loans originated by the Bank to date have been secured by real property located in Michigan.

      The Bank's commercial real estate loans generally are for terms of five to ten years with 25-year amortization periods, generally have loan-to-value ratios of up to 80% of the appraised value of the secured property, and are typically secured by full or partial personal guarantees of the borrowers. At December 31, 2002, approximately 33.3% of the Bank's commercial real estate loan portfolio had adjustable rates. Of these, 96% are tied to prime interest rate.

      At December 31, 2002, the Bank's largest commercial real estate loan was a $4.2 million loan secured by an office building located in Plymouth, Michigan. The Bank had 5 other commercial real estate loans in excess of $2.5 million at such date. At December 31, 2002, all of these loans were performing in accordance with their payment terms.

      Commercial real estate lending entails potential risks that are not inherent in other types of lending. These potential risks include the concentration of principal in a limited number of loans and borrowers, the effects of a decline in commercial real estate values on property collateralizing the loan, and the effects of a decline in general economic conditions on income producing properties. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

      Commercial Lending. To a lesser extent, the Bank originates both secured and unsecured commercial loans to small and medium-sized businesses located in Southeast Michigan and parts of Wayne and Macomb counties. The loans include term loans, lines of credit, documentary and standby letters of credit. Loans originated on a secured basis generally have interest rates tied to the prevailing prime interest rate. Collateral consists of accounts receivable, inventory, specific equipment and other designated business assets. All such loans typically are wholly or partially personally guaranteed by the business owner or related party.

      A secured small business line of credit is available to the Bank's qualified business checking account customers in amounts of up to $50,000. These loans are structured at higher rates than are charged other types of business borrowers. The Bank attempts to provide each customer with a 24-hour loan review and decision process.

      Commercial loans involve significant risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

      Residential Construction Lending. The Bank makes construction loans on single-family residences to individuals who will ultimately be the owner-occupier of the house. Substantially all of the Bank's construction loans have been originated with adjustable rates of interest and have terms of eighteen months or less.

      The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the property that is not adequate to service the total debt. In such cases, the Bank may be required to modify the terms of the loan.

      Consumer Lending. The Bank originates directly and through various dealers a limited number of consumer loans, which are offered at fixed and adjustable rates of interest. In late 1999, the Bank entered into an agreement with DTE Energy (formerly MichCon) a large Michigan utility company, from which the Bank has significantly increased its consumer home improvement loan portfolio.

      Consumer loans generally entail greater risk than do mortgage loans, since many consumer loans are typically unsecured or secured by rapidly depreciating assets such as automobiles and home improvement collateral. In such cases, any repossessed collateral for defaulted consumer loans may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrowers beyond obtaining a deficiency judgement. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

LOANS TO ONE BORROWER

      Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. At December 31, 2002, the Bank's loans-to-borrower limit was approximately $6.5 million at the 15% level. At December 31, 2002, the Bank had no loans to one borrower in excess of its lending limit.

NONPERFORMING ASSETS AND RISK ELEMENTS

      When, in the opinion of management, reasonable doubt exists as to the full and timely collection of interest or principal on the Bank's outstanding loans, the Bank will put such loans on nonaccrual status. Generally, consumer loans are charged off no later than when they reach 120 days past due status, or earlier, if deemed uncollectible. Loans, other than consumer loans, are generally placed on nonaccrual status when management determines that principal or interest may not be fully collectible, but no later than when the loan is 90 days past due on principal or interest. Interest on loans is generally accrued daily based on the principal balance outstanding. However, when a loan is placed on nonaccrual status, the accrued interest income is discontinued and interest previously accrued but not collected on nonaccrual loans is charged against current income.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The provision for loan and lease losses reflects management's evaluation of the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses represents management's assessment of probable losses inherent in the Bank's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific borrowing customers and for probable losses believed to be inherent but that have not been specifically identified. The Bank allocates the allowance for loan and lease losses to each loan category based on a defined methodology that has been in use for several years. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by Bank management and the Bank's loan review consultants. Business loans consist of non-real estate commercial loans, commercial mortgages and Bank lines of credit. A detailed review of the loan portfolio is performed on a quarterly basis to assess the credit quality of the Bank's commercial loan portfolio. A specific portion of the allowance is allocated to such loans based upon this review. The portion of the allowance allocated to the remaining business loans is determined by applying projected loss ratios to each risk rating based on both qualitative and quantitative factors. The portion of the allowance allocated to consumer and mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, geographic dispersion of borrowers, and trends with respect to past due and non-accrual amounts.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the allowance for loan losses, the loan portfolio composition, loan commitments, loan maturity schedule and nonperforming assets.

SOURCE OF FUNDS

      The Bank's deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, advances from the Federal Home Loan Bank ("FHLB") of Indianapolis and other borrowings, and at times has derived funds from repurchase agreements and loan and securities sales. Scheduled loan repayments are a relatively stable source of funds, while loan prepayments and interest-bearing deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, deposit outflows, or to support expanded activities. Historically, the Bank has borrowed primarily from the FHLB of Indianapolis and through repurchase agreements.

      The ability of the Bank to attract and maintain deposits, and its cost of funds, have been, and will continue to be, significantly affected by general economic and business conditions.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to deposits and other sources of funds.

INVESTMENT ACTIVITIES

      The Bank invests in various securities, which are acquired in the capital markets. These investments may consist of mortgage, government, agency, municipal and corporate debt securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the securities maturity schedule.

COMPETITION

      The Bank competes aggressively for its business through a systematic program of direct calling on both customers and referral sources such as attorneys, accountants and business people. The Bank's program is enhanced because of its well-established network of existing relationships, which have been created over the years in the area's business community and because of the years of banking experience and community involvement of its senior management and lending officers. The Bank's programs and services are further enhanced by its distinctive marketing focus, including its radio advertising campaign, and by referrals from the growing base of existing business customers.

      Generally, the Bank believes that it should attempt to compete in areas in which it can truly develop niche products and services so as to avoid direct face-to-face competition with larger financial institutions. The larger banks tend to need very large homogeneous markets in order to support high levels of automation and systems development. This leaves smaller product markets and heterogeneous product lines under-served. The larger banks also tend to have rigid structures, which adapt slowly to changing market environments and, therefore, provide opportunities for smaller institutions that can react more quickly. Finally, competitive pressures and relaxation of anti-trust policies by the Justice Department and other regulatory agencies in the past decade have caused a rapid increase in the merger and acquisition activity among the larger banks. This activity has frequently diverted the larger banks' attention away from their smaller customers in local markets resulting in big-bank customer dissatisfaction while creating marketing opportunities for many smaller institutions, such as the Bank.



SUPERVISION AND REGULATION

Overview -- Bancorp
            The Company is a Michigan corporation subject to the Michigan Business Corporation Act. The Company is a one-bank holding company within the meaning of the Bank Holding Company Act and is registered as such with, and subject to, the supervision of the Federal Reserve Board. The Company will be required to file with the Federal Reserve Board quarterly and annually reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board regularly conducts examinations of bank holding companies and their subsidiaries.

      As a banking holding company, the Company will be required to obtain the approval of the Federal Reserve Board:

      - before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank.

      - before the merger or consolidation of the Company and another bank holding company.

      The Company will also be prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from:

      - acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company; and
      - from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries.

      However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      Under the Federal Reserve Board's regulations:

      - a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner;
      - in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.

      A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

      The Gramm-Leach-Bliley Act of 1999, will give the Company the option to file for "financial holding company" status and engage in additional "financial activities" under the new legislation, such as merchant banking and insurance underwriting, if the Company and the Bank meet certain standards. There are no current plans to do so.

      Overview -- Bank
      The Bank is a federally chartered national banking association. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all it operations by the Office of the Comptroller of the Currency ("OCC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis and is subject to certain limited regulation by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Savings Association Insurance Fund ("SAIF") and its deposits are insured by the FDIC. As a result, the FDIC has certain regulatory authority over Franklin.

Insurance of Accounts and Regulation by the FDIC. The Bank is currently a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insurance institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e. those with a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e. those with core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

Prompt Corrective Action. The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet their capital requirements. The OCC is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier I risked-based capital ratio or an 8% risk-based capital ratio). Any such national bank must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

      Any national bank that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier I risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of it operations and include a forced merger or acquisition of the bank. Any national bank that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for a national bank, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

      The OCC is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

      See the discussion under "Regulatory Capital" in Management's Discussion and Analysis of Financial Condition and Results of Operations. During 2002, the Bank's capital levels remained significantly above the "well-capitalized" OCC classification.

Limitations on Dividends and Other Capital Distributions. As a national bank, the Bank's ability to pay dividends is governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the national bank's net profits for the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

      The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the Bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, it would be classified as "undercapitalized" under the OCC's regulations. See "-Regulatory Capital Requirements -- Prompt Corrective Action."

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC-insured institution, including national banks, has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Bank, to assess its record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.

      Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1999 and received a satisfactory rating. In addition, the Bank was not denied permission to establish its recently opened Troy branch.

Federal Reserve System. As a national bank, the Bank is required to become a member of the Federal Reserve System and subscribe for stock in the Federal Reserve Bank ("FRB") of Chicago in an amount equal to 6% of its paid in capital and surplus (payment for one-half is initially required with the remainder subject to call by the FRB). At December 2002, the Bank had $1.5 million in FRB stock.

      The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2002, the Bank was in compliance with these reserve requirements.

Federal Home Loan Bank System. The Bank is currently a member of the FHLB of Indianapolis, which is one of 12 regional FHLB's that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its member within its assigned region. It is funded primarily from proceeds derived from the sale of consolidation obligations of the FHLB System. It makes loans to members (i.e. advances) in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all loan advances are required to provide funds for residential home financing.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 2002, the Bank had $5.9 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.55% and averaged 6.06% for calendar year 2002.



      RECENT LEGISLATION

      USA Patriot Act. On October 26, 2001, President Bush signed into law, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). The USA Patriot Act is intended to allow the federal government to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and corresponding banking accounts involving foreign individuals and certain foreign banks and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts, or money laundering activities. The federal banking agencies have become proposing and implementing regulations in interpreting the USA Patriot Act. It is not anticipated that the USA Patriot Act will have a significant impact on the financial condition or results of operations of the Company.

      Sarbanes-Oxey Act. On July 30, 2002, President Bush signed into law the Sarbanes- Oxley Act of 2002 (the "Sarbanes-Oxley Act") which is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to recent corporate scandals. The Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board to oversee the conduct of audits of public companies. Such Board will be funded from assessments on public companies. In addition, the Sarbanes-Oxley Act attempts to strengthen the independence of public company auditors and to increase the responsibility of corporate management. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations promulgated by the Securities and Exchange Commission thereunder, the Company does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

      EMPLOYEES

      At December 31, 2002, the Bank had a total of 191 full-time equivalent employees, none of whom were employed pursuant to collective bargaining agreements. The Bank considers its relations with its employees to be satisfactory.

      SELECTED STATISTICAL AND OTHER INFORMATION.

      Certain statistical and other information referenced below is including in the Company's Annual Report to Shareholders for the year ended December 31, 2002 on the pages referenced below which are incorporated herein by reference:
                                                                            Page
                                                                            ----
      I. Distribution of Assets, Liabilities and Stockholder's Equity; Interest Rates and Interest Differential
            A.   Average Balance Sheets.......................................7
            B.   Net Interest Earnings........................................7

      II.   Investment Portfolio..........................................14,32

      III.  Loan Portfolio
            A.   Types of Loans..............................................13
            B.   Maturities and Sensitivities of Loans to Changes in
                   Interest Rates............................................14
            C.   Risk Elements............................................17,18
            D.   Other Interest Bearing Assets...............................NA

      IV.   Summary of Loan and Lease Loss Experiences......................8,9

      V.    Deposit Portfolio..............................................7,15

      VI.   Return on Equity and Assets.....................................2,3

      VII   Short Term Borrowings.........................................15,34


ITEM 2. PROPERTIES

      The Bank leases space for its executive offices located at 24725 West Twelve Mile Road, Southfield, Michigan 48034. The term of the lease was extended as of January 1, 2003 and now expires on January 1, 2010. The Bank has an option to extend the lease for an additional three years.

      The Bank also leases its Southfield branch office located at 26336 West Twelve Mile Road, Southfield, Michigan 48034. This lease expires on March 31, 2008. The Bank has four options to extend the lease for a period of five years each.

      The Bank owns its approximately 2,200 square-foot Grosse Pointe Woods branch office located at 20247 Mack Avenue. This property had a net book value of $302,274 at December 31, 2002.

      The Bank leases its Birmingham branch office located at 479 Old South Woodward Avenue. The building's lease expires May 1, 2007, but carries an option to renew the lease for an additional 20-year term.

      The Bank leases its Troy branch located at 755 West Big Beaver Road, Suite 101, Troy, MI 48084. This lease expires on November 1, 2010. The Bank has two options to extend the lease for a period of five years each.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, the Company is a party to routine legal proceedings arising out of its general lending activities and other operations. However, there are no material pending legal proceedings to which the Company or its subsidiary are a party, or to which any of their property is subject, which, if determined adversely to the Company or its subsidiary, would individually or in the aggregate have a material adverse effect on its consolidated financial position.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2002.



                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The information with respect to the market for and dividends on the Company's common stock and related shareholder matters is included on pages 44 and 45 of the Annual Report to Shareholders attached to this Form 10-K as
Exhibit 13 and incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

      The information with respect to selected financial data is included in the table entitled "Ten Year Summary of Selected Consolidated Financial Data" and "Quarterly Summary of Selected Consolidated Financial Data" on pages 3 and 4 of the Annual Report to Shareholders attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information with respect to management's discussion and analysis of financial condition and results of operation is contained under the heading "Management's Discussion and Analysis" on pages 5 through 22 of the Annual Report to Shareholders attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

      Except for the historical information contained herein, the matters discussed in this report may be deemed to be forward-looking statements that involve risk and uncertainties. Words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors that could cause results to differ include those listed below and other risks detailed from time to time in the Company's Securities and Exchange Act of 1934 reports, including this report on Form 10-K for the year ended December 31, 2002. These forward-looking statements represent the judgment as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

      Future factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national economy and changes in economic conditions of the Bank's market area. These are representative of the future factors that could cause a difference between an ultimate actual outcome and the preceding forward-looking statement.


ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The information with respect to quantitative and qualitative market risk is contained under the heading "Interest Rate Sensitivity" on pages 19, 20 and 21 of the Annual Report to Shareholders attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The auditor's report, consolidated financial statements and notes to consolidated financial statements included on pages 25 through 43 in the Annual Report to Shareholders are attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information with respect to directors and executive officers of the Company is included in the definitive Proxy Statement for the 2003 Annual Meeting ("2003 Proxy Statement") in the section subtitled "Election of Directors," which are incorporated herein by reference and in the subsection thereunder entitled "Executive Officers Who Are Not Directors" and under "Compliance with Section 16(a) of the Securities Exchange Act of 1934."


ITEM 11. EXECUTIVE COMPENSATION

      The information regarding executive compensation is included in the 2003 Proxy Statement in the subsections entitled "Compensation Committee Interlocks and Insider Participation," "Employment Agreements/Severance Agreements," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Fiscal Year and Fiscal Year End Option Values," and "Compensation of Directors" which are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information with respect to the security ownership of certain beneficial owners and management and with respect to equity compensation plans are included in the 2003 Proxy Statement in the sections subtitled "Principal Shareholders," and "Equity Compensation Plan Information" which are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information regarding certain relationships and related transactions is included in the 2003 Proxy Statement in the subsection subtitled "Transactions with Franklin," which is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

      (a) The term "disclosure controls and procedures" is defined in rules 13a-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act"). These Rules refer to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer, who is also the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"), and has concluded that our disclosure controls and procedures are effective in providing him with material information relating to the Company known to others within the Company which is required to be included in our periodic reports filed under the Exchange Act.

      (b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the Evaluation Date.

                                     PART IV



ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

(a) (1) FINANCIAL STATEMENTS

      The following financial statements of the Company are incorporated herein by reference from the Annual Report to Shareholders. Page number references are to the Annual Report to Shareholders.

                                                                         PAGE(S)
--------------------------------------------------------------------------------
Management's Letter.......................................................AR-23
Report of Independent Certified Public Accountants........................AR-24
Consolidated Statements of Financial Condition at
  December 31, 2002 and 2001..............................................AR-25
Consolidated Statements of Income for the years ended
  December 31, 2002, 2001 and 2000........................................AR-26
Consolidated Statements of Comprehensive Income for the years ended
  December 31, 2002, 2001
  and 2000................................................................AR-27
Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 2002, 2001 and 2000........................................AR-27
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000........................................AR-28
Notes to Consolidated Financial Statements................................AR-29

(a) (2) FINANCIAL STATEMENT SCHEDULES

ALL OTHER FINANCIAL STATEMENT SCHEDULES HAVE BEEN OMITTED AS THE REQUIRED INFORMATION IS INAPPLICABLE.

(a) (3) EXHIBITS
                                                                    SEQUENTIAL
                                                                   PAGE NUMBER
                                                                  WHERE ATTACHED
                                                                   EXHIBITS ARE
EXHIBIT                                                            LOCATED IN
NO.            DOCUMENT                                              THE 10-K
--------------------------------------------------------------------------------
2.1    Business Combination Application dated March 14, 2002
         filed with the OCC(1)...................................
2.2    Consolidation Agreement dated as of April 23, 2002(2)................
3.1    Articles of Incorporation(1).........................................
3.2    Bylaws(1)............................................................
3.3    Amendments to Bylaws(3)..............................................22
4.1    Specimen Stock Certificate(1)........................................
10.1   Key Executive Stock Option Plan(2)...................................
10.2   1986 Directors' Stock Option Plan(2).................................
10.3   1994 Amended and Restated Key Executive Incentive
         Stock Option Plan(2).........................................
10.4   Amendment (1998) to 1994 Key Executive Stock Option Plan(2)..........
10.5   1994 Directors' Stock Option Plan(2).................................
10.6   Amendment (1998) to 1994 Directors' Stock Option Plan(2).............
10.7   Form of Officers Severance Agreement(2)..............................
10.8   Form of Amendment to Officers Amended and Restated
         Severance Agreement(2)......................................
10.9   Amendment No. 1 to Severance Agreement of Douglas W. Mires(2)........




----------------------
(1) Incorporated by reference to Exhibits to form 8-K filed on November 7, 2002, Commission File No. 50078.
(2) Incorporated by reference to Exhibits to form 8-K/A filed on November 15, 2002, Commission file No. 50078.
(3)  Filed herewith

10.10  Limited Waiver and Amendment to Severance Agreement of
         Douglas W. Mires(2)................................................
10.11  Amendment No. 1 to Severance of Marjorie K. Duncanson(2).............
10.12  Limited Waiver and Amendment to Severance Agreement of
         Marjorie K. Duncanson(2)...........................................
10.13  Form of Amended and Restated Severance Agreement
         (Non-Employee Directors)(2)........................................
10.14  Form of Amendment to Amended and Restated Severance
         Agreement (Non-Employee directors)(2)..............................
10.15  Form of Second Amendment to amended and Restated
         Severance Agreement (Non-Employee Directors).......................
10.16  Amended and Restated Severance Agreement of David L. Shelp(2)........
10.17  Letter of employment of David L. Shelp(2)............................
10.18  Employment Agreement of George J. Hall(3)............................23
11     Statement Regarding Computation of Per Share Earnings..............AR-2
13     Annual Report to Shareholders for period ended December 31, 2002...AR-1
21     Subsidiaries of Registrant........................................AR-45
23.1   Consent of Grant Thornton LLP........................................32
24.1   Powers of Attorney ....................(included on Signature Page)
99.1   Chief Executive Officer and Chief Financial Officer Certification
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........33


(b) REPORTS ON FORM 8-K

            On November 7, 2002, the company filed a Form 8K/12g-3, which was amended on November 15, 2002, disclosing in Item 5 thereof that the Company became the successor issuer to Franklin Bank, National Association, pursuant to rule 12g-3 under the Securities Exchange Act of 1934.

            On December 5, 2002, the Company filed a Form 8-K disclosing in Item 5 thereof the resignation of a director.

(c) EXHIBITS
               See Item 14(a)(3)

(d) FINANCIAL STATEMENT SCHEDULES
               None

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FRANKLIN BANCORP, INC.


March 28, 2003                    By:  /s/  David L. Shelp
                                     ------------------------------------------
                                     David L. Shelp, President, Chief Executive
                                         Officer, and Chief Financial Officer


      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David F. Simon and Dean A. Friedman, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Franklin Bancorp, Inc.), to sign and file pursuant to the Securities Exchange Act of 1934, as amended, any and all amendments to this Annual Report on Form 10-K together with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of Franklin Bancorp, Inc. this 28th day of March 2003.


          /s/  David F. Simon                        /s/  Irving R. Beimler
------------------------------------------    ---------------------------------
   David F. Simon, Chairman of the Board            Irving R. Beimler, Director


          /s/  David L. Shelp                          /s/  John W. Palmer
------------------------------------------    ---------------------------------
   David L. Shelp,  President, CEO, CFO             John W. Palmer, Director
    and Director (Principal Executive
  Officer, Principal Financial Officer and
       Principal Accounting Officer)


        /s/  Richard J. Lashley                      /s/  Dean A. Friedman
------------------------------------------    ---------------------------------
        Richard J. Lashley, Director               Dean A. Friedman, Director

                                  CERTIFICATION

      I, David L. Shelp, President, Chief Executive Officer, and Chief Financial Officer of Franklin Bancorp, Inc. (the "registrant") certify that:

     1.  I have reviewed this annual report on Form 10-K of the registrant;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this annual report is being prepared;
              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
              (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 28, 2003                       /s/   David L. Shelp
                                     ------------------------------------------
                                     David L. Shelp
                                     President, Chief Executive Officer
                                     and Chief Financial Officer
                                     (principal executive and principal
                                     financial officer)

                                 EXHIBITS INDEX
                                                                            PAGE
EXHIBIT..................................................................... NO.

3.3     Amendments to Bylaws..................................................22
10.18   Employment Agreement of George J. Hall................................23
11.     Statement Regarding Computation of Per Share Earnings...............AR-2
13      Annual Report to Shareholders for period ended December 31, 2002....AR-1
21      Subsidiaries of Registrant.........................................AR-45
23.1    Consent of Grant Thornton LLP.........................................32
24.1    Power of Attorney ......................Included on signature page
99.1    Chief Executive Officer and chief Financial Officer Certification
          Pursuant to Section 906 of the Sanbares-Oxley Act of 2002...........33