Form 10-K/A
period 2002-12-31
FRANKLIN BANCORP INC MI
filed 2003-04-22
CIK 1199025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                                Explanatory Note


This amendment is being filed to add pages 45 and 46, which were inadvertently omitted from Exhibit 13, the registrant's 2002 Annual Report to shareholders and to correct the references to such pages in Item 5 of Part II.

Item 5. Market for registrant's common equity and related shareholder matters

             The information with respect to the market for and dividends of the Company's common stock and related shareholder matters is included on pages 45 and 46 of the Annual Report to Shareholders attached to this Form 10-K/A as Exhibit 13 and incorporated herein by reference.

Item 15.     Exhibits, financial statements and reports on Form 10-K

     (a)(3)  Exhibits

     13 Annual Report to Shareholders for the period ended December 31, 2002 ...AR-1

     24.1 Power of Attorney (included on signature page of original Form 10-K filed on March 31, 2003)

     99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FRANKLIN BANCORP, INC.


April 22, 2003                    By:  /s/  David L. Shelp
                                     ------------------------------------------
                                     David L. Shelp, President, Chief Executive
                                         Officer, and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of Franklin Bancorp, Inc. this 22nd day of April 2003.


         /s/ David F. Simon                                  *
------------------------------------------    ---------------------------------
   David F. Simon, Chairman of the Board            Irving R. Beimler, Director


          /s/  David L. Shelp                                *
------------------------------------------    ---------------------------------
   David L. Shelp,  President, CEO, CFO             John W. Palmer, Director
    and Director (Principal Executive
  Officer, Principal Financial Officer and
       Principal Accounting Officer)


                     *                                       *
------------------------------------------    ---------------------------------
        Richard J. Lashley, Director               Dean A. Friedman, Director


            /s/ David F. Simon
------------------------------------------
     David F. Simon, Attorney-In-Fact*

                                  CERTIFICATION

      I, David L. Shelp, President, Chief Executive Officer, and Chief Financial Officer of Franklin Bancorp, Inc. (the "registrant") certify that:

     1. I have reviewed this annual report on Form 10-K, as amended, of the registrant;

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


April 22, 2003                       /s/   David L. Shelp
                                     ------------------------------------------
                                     David L. Shelp
                                     President, Chief Executive Officer
                                     and Chief Financial Officer
                                     (principal executive and principal
                                     financial officer)

                                 Exhibit Index

13     Annual Report to Shareholders for period ended December 31, 2002  AR-1

24.1 Power of Attorney (included on signature page of original Form 10-K filed on March 31, 2003)

99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002