Form 10-Q
period 2003-03-31
FRANKLIN BANCORP INC MI
filed 2003-05-14
CIK 1199025

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM        TO        .


                           COMMISSION FILE NO. 0-50078

                             FRANKLIN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              UNITED STATES                              38-2606280
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)              Identification Number)

        24725 WEST TWELVE MILE ROAD
            SOUTHFIELD, MICHIGAN                            48034
  (Address of principal executive office)                (Zip Code)

       REGISTRANTS'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 358-4710


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirement for the past 90 days. Yes x No
                                     ---  ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): Yes   No X
                                               ---  ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   CLASS                      OUTSTANDING AT MAY 14, 2003
                   -----                      ---------------------------
      Common stock, $1.00 par value.                   3,681,904


     This document contains twenty-four (24) pages

                             FRANKLIN BANCORP, INC.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL  STATEMENTS


     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT MARCH 31, 2003 (UNAUDITED) AND

         DECEMBER 31, 2002.......................................................................................4

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

         AND 2002 (UNAUDITED) ...................................................................................5

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2003

          AND 2002 (UNAUDITED) ..................................................................................6

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED

         MARCH 31, 2003 AND 2002 (UNAUDITED) ....................................................................7

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003

         AND 2002 (UNAUDITED)....................................................................................8

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)......................................................9


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............12


     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002.......................12


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........................................18


     ITEM 4. CONTROLS AND PROCEDURES............................................................................19


                                               PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS..................................................................................20

     ITEM 2. CHANGES IN SECURITIES..............................................................................20

     ITEM 3. DEFAULTS ON SENIOR SECURITIES......................................................................20

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................20

     ITEM 5. OTHER INFORMATION..................................................................................20

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................................20

     SIGNATURES.................................................................................................21

     CERTIFICATIONS.............................................................................................22

                              [GRANT THORNTON LOGO]


                Report of Independent Certified Public Accountant


Board of Directors and Stockholders
Franklin Bancorp, Inc.



We have reviewed the accompanying consolidated statements of financial condition of Franklin Bancorp, Inc. and subsidiary as of March 31, 2003, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/S/ GRANT THORNTON LLP


Southfield, Michigan
May 1, 2003

     FRANKLIN BANCORP, INC.

     PART 1. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Financial Condition


                                                                              AT

                                                         -----------------------------------------
                                                          MARCH 31, 2003       DECEMBER 31, 2002
                                                         -----------------------------------------
                                                         (unaudited)
ASSETS
Cash and due from banks                                       $ 29,039,975           $ 18,171,153
Interest-earning deposits                                        2,194,283              3,580,028
Time deposits with Federal Home Loan Bank                       31,404,335              9,050,162
-------------------------------------------------------------------------------------------------
Cash and cash equivalents                                       62,638,593             30,801,343
Securities available for sale                                  122,030,240            149,836,545
Federal Home Loan Bank stock, at cost                            5,868,900              5,868,900
Federal Reserve Bank stock, at cost                                924,100              1,541,500
Loans                                                          319,774,826            333,345,726
Allowance for loan losses                                       (5,280,006)            (5,926,813)
--------------------------------------------------------------------------------------------------
Net loans                                                      314,494,820            327,418,913
Real estate owned                                                1,927,145              2,004,449
Premises and equipment, net                                      3,308,329              3,026,171
Bank Owned Life Insurance (BOLI)                                 9,920,822              9,799,009
Other assets                                                     8,885,483             12,181,487
--------------------------------------------------------------------------------------------------
Total assets                                                $  529,998,432         $  542,478,317
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                    $  417,065,012         $  429,129,830
Borrowings                                                      65,000,000             65,000,000
Other liabilities                                                3,762,354              2,706,792
--------------------------------------------------------------------------------------------------
Total liabilities                                              485,827,366            496,836,622
Shareholders' equity:
Common stock - par value $1; authorized 6,000,000 shares,
     issued and outstanding 3,681,904 shares
     (3,647,593 shares at December 31, 2002)                     3,681,904              3,647,593
Additional paid-in capital                                      27,408,866             27,154,384
Retained earnings                                               11,342,971             12,413,704
Accumulated other comprehensive income                           1,737,325              2,426,014
--------------------------------------------------------------------------------------------------
Total shareholders' equity                                      44,171,066             45,641,695
--------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $  529,998,432         $  542,478,317
==================================================================================================


See Notes to Consolidated Financial Statements

FRANKLIN BANCORP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                    THREE MONTHS ENDED
                                                            --------------------------------
                                                                       MARCH 31,
                                                                 2003            2002
--------------------------------------------------------------------------------------------
INTEREST INCOME
Interest on loans                                               $ 5,679,714     $ 6,424,003
Interest on securities                                            1,051,594       1,650,530
Other interest and dividends                                        558,872         552,067
--------------------------------------------------------------------------------------------
Total interest income                                             7,290,180       8,626,600
INTEREST EXPENSE
Interest on deposits                                                964,969       1,209,290
Interest on other borrowings                                        717,751         779,440
--------------------------------------------------------------------------------------------
Total interest expense                                            1,682,720       1,988,730
--------------------------------------------------------------------------------------------
Net interest income                                               5,607,460       6,637,870
Provision for loan losses                                           625,653         475,000
--------------------------------------------------------------------------------------------
Net interest income after provision for loan losses               4,981,807       6,162,870
--------------------------------------------------------------------------------------------
NON INTEREST INCOME
Deposit account service charges                                     756,057         785,980
Net gain on sale of securities                                      455,511
Net loss on sale of other assets                                    (77,304)         (6,477)
Other                                                               405,419         415,010
--------------------------------------------------------------------------------------------
Total non interest income                                         1,539,683       1,194,513
--------------------------------------------------------------------------------------------
NON INTEREST EXPENSE
Compensation and benefits                                         2,462,092       2,407,985
Severance compensation                                            2,759,740
Occupancy and equipment                                             804,999         787,938
Defaulted loan expense                                              130,661          89,182
Other                                                             1,474,981       1,286,255
--------------------------------------------------------------------------------------------
Total non interest expense                                        7,632,473       4,571,360
--------------------------------------------------------------------------------------------
(Loss) income before Federal income tax (benefit) provision      (1,110,983)      2,786,023
Federal income tax (benefit) provision                             (333,300)        721,432
--------------------------------------------------------------------------------------------
Net (loss) income before preferred stock dividends                 (777,683)      2,064,591
Preferred stock dividends of subsidiary                                             450,225
--------------------------------------------------------------------------------------------
Net (loss) income                                                $ (777,683)    $ 1,614,366
                                                                ============================
(LOSS) INCOME PER COMMON SHARE
Average common shares outstanding
    Basic                                                         3,666,688       3,620,125
    Diluted                                                       3,754,431       3,755,540
(Loss) income per common share
    Basic                                                            ($0.21)          $0.45
    Diluted                                                          ($0.21)          $0.43


See Notes to Consolidated Financial Statements

FRANKLIN BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME  (unaudited)


                                                                         THREE MONTHS ENDED
                                                                   -------------------------------
                                                                              MARCH 31,
                                                                        2003           2002
                                                                   -------------------------------

NET (LOSS) INCOME                                                    $   (777,683)    $ 1,614,366
 Other comprehensive loss, net of tax
   Unrealized gains on securities:
    Unrealized holding gains arising during the period                   (989,326)       (726,685)
    Less: reclassification adjustment for gains included
          in net income                                                   300,637
--------------------------------------------------------------------------------------------------
    Other comprehensive loss                                             (688,689)       (726,685)
--------------------------------------------------------------------------------------------------
Comprehensive (loss) income                                          $ (1,466,372)    $   887,681
==================================================================================================


See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                -----------------------------------
                                                                                             MARCH 31,
                                                                                      2003             2002
                                                                                -----------------------------------
COMMON STOCK
 Balance at beginning of period                                                $      3,647,593   $     3,607,542
 Exercise of options                                                                     34,311            18,100
-------------------------------------------------------------------------------------------------------------------
BALANCE END OF PERIOD                                                                 3,681,904         3,625,642
-------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID IN CAPITAL
 Balance at beginning of period                                                      27,154,384        27,839,246
_Exercise of options                                                                    254,482           212,287

-------------------------------------------------------------------------------------------------------------------
BALANCE END OF PERIOD                                                                27,408,866        28,051,533
-------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
 Balance at beginning of period                                                      12,413,704         9,722,876
 Net (loss) income                                                                     (777,683)        1,614,366
 Cash dividend on common stock ($0.08 per share)                                       (293,050)         (252,951)

-------------------------------------------------------------------------------------------------------------------
BALANCE END OF PERIOD                                                                11,342,971        11,084,291
-------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
 Balance at beginning of period                                                       2,426,014         1,009,795
 Change in accumulated other comprehensive loss                                        (688,689)         (726,685)
-------------------------------------------------------------------------------------------------------------------
BALANCE END OF PERIOD                                                                 1,737,325           283,110
-------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                                           44,171,066        43,044,576
                                                                                ===================================


See Notes to Consolidated Financial Statements

FRANKLIN BANCORP, INC


CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                    THREE MONTHS ENDED
                                                                                          -----------------------------------
                                                                                                         MARCH 31,
                                                                                                   2003             2002
                                                                                          -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income                                                                          $      (777,683)   $    1,614,366
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                                        625,653           475,000
  Depreciation and amortization                                                                    282,975           282,940
  Realized gain on sale of securities, net and other assets                                       (350,900)            6,477
  Increase in cash surrender value of life insurance                                              (121,813)         (155,208)
  Net deferral of loan origination costs/(fees)                                                     58,883           (21,551)
Decrease in accrued interest receivable                                                            525,560           209,982
Amortization and accretion on securities                                                           266,915           175,998
Decrease/(increase) in prepaid expenses and other assets                                         3,911,060        (2,375,418)
Increase/(decrease) in accrued interest payable, deferred taxes and other liabilities            1,055,562          (658,813)
-----------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                6,253,895        (2,060,593)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) operating activities                                              5,476,212          (446,227)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale                                                       (1,818,590)       (5,335,570)
Proceeds from sales of securities available for sale                                             5,192,400
Proceeds from maturities and paydowns of securities available for sale                          24,195,023         8,268,066
Net decrease/(increase) in loans                                                                10,968,186        (2,695,802)
Proceeds from the sale of real estate owned                                                        458,227            16,977
Capital expenditures                                                                              (565,133)         (131,435)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                       38,430,113           122,236

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease)/increase in deposits                                                            (12,064,818)       25,412,709
Decrease in short term borrowings and subordinated capital notes                                                 (14,605,696)
Exercise of common stock options                                                                   288,793           230,387
Cash dividends paid on common stock                                                               (293,050)         (252,951)
-----------------------------------------------------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities                                            (12,069,075)       10,784,449
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                       31,837,250        10,460,458
Beginning cash and cash equivalents                                                             30,801,343        24,456,995
-----------------------------------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                                                           $    62,638,593     $  34,917,453
=============================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                                                 $     1,704,978     $   1,979,754
  Federal income taxes                                                                                               925,001
Non-cash investing and financing activities:
  Transfer from loans to real estate owned (net)                                                 1,271,371         1,584,397


See Notes to Consolidated Financial Statements

     FRANKLIN BANCORP, INC.



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     1. Basis of Presentation and Significant Accounting Policies:

         The accompanying consolidated financial statements of Franklin Bancorp, Inc. ("Franklin" or the "Bancorp") have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The statements do, however, include all adjustments (consisting of normal recurring accruals) which management considers necessary for a fair presentation of the interim periods.

         This Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to Franklin's Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

         The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.

         The Consolidated Statement of Financial Condition as of December 31, 2002 has been derived from the audited Consolidated Statement of Financial Condition as of that date.


     Stock Options

         At March 31, 2003, the Corporation has two stock-based employee compensation plans and two stocked based director compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. As no new options were granted during the quarters ended March 31, 2003 and 2002, the effect on net (loss) income and (loss) earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, to stock-based employee compensation was less than $.01 in each of the periods presented.


     Recent Accounting Pronouncements

          In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. The adoption of FIN No. 46 did not have a significant effect on results of operations or financial position.

    FRANKLIN BANCORP, INC

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Note 2. Earnings Per Share:

         Net (loss) income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:



                                                                                                           THREE MONTHS ENDED
                                                                                                    -----------------------------
                                                                                                               MARCH 31,
                                                                                                         2003           2002
---------------------------------------------------------------------------------------------------------------------------------

NUMERATOR
Net (loss) income                                                                                      $ (777,683)    $ 1,614,366
Numerator for basic and diluted earnings per share
  (Loss) income available for common shareholders                                                      $ (777,683)    $ 1,614,366
                                                                                                    -----------------------------



DENOMINATOR
Denominator for basic earnings per share - weighted average shares outstanding                          3,666,688       3,620,125
Employee stock options                                                                                     72,527         135,415
                                                                                                    -----------------------------
Denominator for diluted earnings per share - adjusted weighted average shares outstanding               3,739,215       3,755,540
                                                                                                    -----------------------------
Basic earnings per share                                                                                  $ (0.21)         $ 0.45
                                                                                                    -----------------------------
Diluted earnings per share                                                                                $ (0.21)         $ 0.43
                                                                                                    -----------------------------



  Note 3. Loans, Nonperforming Assets and Allowance for Loan Losses:

         The following table summarizes changes in non-performing loans and assets arising from loans being placed on non-accrual status, loans being deemed to be non-performing and assets that Franklin currently owns:


NONPERFORMING ASSETS ANALYSIS

                                                                                     AT
                                                                  ------------------------------------
                                                                        MARCH 31,         DECEMBER 31,
                                                                          2003               2002
                                                                  ------------------------------------
NONACCRUAL LOANS
Commercial                                                         $       300,496     $       338,547
Commercial mortgage                                                      3,594,935           3,104,793
Residential mortgage                                                     1,203,351           1,313,654
Consumer                                                                   386,481              75,993
Lease financing                                                                -                   -
------------------------------------------------------------------------------------------------------
Total nonaccrual loans                                                   5,485,263           4,832,987
------------------------------------------------------------------------------------------------------

REAL ESTATE OWNED
Commercial mortgage                                                        540,326             540,326
Residential mortgage                                                     1,386,819           1,464,123
------------------------------------------------------------------------------------------------------
Total real estate owned                                                  1,927,145           2,004,449
Real estate in redemption                                                1,271,371             485,534
------------------------------------------------------------------------------------------------------
Total nonperforming assets                                         $     8,683,779     $     7,322,970
======================================================================================================

TOTAL NONACCRUAL LOANS AND REAL ESTATE OWNED AS A PERCENTAGE OF:
   Total assets                                                               1.40%               1.26%
   Loans and real estate owned                                                2.30                2.06

FRANKLIN BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Loans, Nonperforming Assets and Allowance for Loan Losses (continued):

     The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as a valuation allowance and in gain or loss on sale of real estate owned.

         The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries of loans previously charged off and additions to the allowance which have been charged to expense:




                                                                                                    THREE MONTHS ENDED
                                                                                     ------------------------------------------
                                                                                                        MARCH 31,
                                                                                              2003                  2002
                                                                                     ------------------------------------------

Balance at beginning of period                                                                 $ 5,926,813          $ 4,863,948
Provision for loan losses                                                                          625,653              475,000
CHARGE-OFFS
Commercial                                                                                          42,114              353,197
Commercial mortgage                                                                              1,319,000
Consumer                                                                                           335,521              514,017
Residential mortgage                                                                                23,072
Overdraft                                                                                                                11,764
Lease financing                                                                                                          57,082
-------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                                                1,719,707              936,060
RECOVERIES
Commercial                                                                                         159,768               18,025
Consumer                                                                                           266,652              160,926
Residential mortgage                                                                                 3,000                  349
Overdraft                                                                                                                 3,762
Lease financing                                                                                     17,827               94,139
-------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                                                   447,247              277,201
-------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                                  1,272,460              658,859
-------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                       $ 5,280,006          $ 4,680,089
===============================================================================================================================
Allowance as a percentage of
    Loans                                                                                             1.65%                1.43%
    Nonperforming loans                                                                              96.26               178.22
    Nonperforming assets                                                                             60.80                98.35
    Net charge-offs (annualized)                                                                    103.74               177.58
Net charge-offs to average loans outstanding (annualized)                                             1.60                 0.82



Information regarding impaired loans is as follows:
                                                                                                    THREE MONTHS ENDED
                                                                                     ------------------------------------------
                                                                                                         MARCH 31,
                                                                                              2003                  2002
-------------------------------------------------------------------------------------------------------------------------------
Average investment in impaired loans                                                           $ 5,918,372          $ 2,626,038

                                                                                                    THREE MONTHS ENDED
                                                                                     ------------------------------------------
                                                                                                         MARCH 31,
                                                                                              2003                  2002
-------------------------------------------------------------------------------------------------------------------------------
Balance of impaired loans                                                                      $ 5,485,263          $ 2,626,038
Less portion of which no allowance for loan losses is allocated                                    648,394
Portion of impaired loan balance for which an allowance for credit losses is allocated           4,836,869            2,626,038
Portion of allowance for loan losses allocated to the impaired loan balance                      1,079,112            1,159,325

     FRANKLIN BANCORP, INC

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Except for the historical information contained herein, the matters discussed in this report may be deemed to be forward-looking statements that involve risk and uncertainties. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors which could cause results to differ include those listed below and other risks detailed from time to time in the Franklin's Securities Exchange Act of 1934 reports, including the report on Form 10-K for the year ended December 31, 2002. These forward-looking statements represent Franklin's judgment as of the date of this report. The Bank disclaims, however, any intent or obligation to update these forward-looking statements.

         Future factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations including implementation of the Act and its effects; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy and changes in economic conditions of Franklin's market area. These are representative of the future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

     CRITICAL ACCOUNTING POLICIES

     ORGANIZATION

         Effective at the close of business on October 23, 2002, Franklin Bank, N.A. (the "Bank") was reorganized and Franklin was formed. All of the outstanding common shares of the Bank were exchanged on a one for one basis for the common shares of Bancorp to create a one bank holding company. As control did not change, this transaction was accounted for at historical cost, therefore there was not a significant effect on the comparability of the financial statements presented. The Bank is a nationally chartered commercial bank regulated by the Office of the Comptroller of the Currency, and a member of the Federal Reserve Bank ("FRB") System and the Federal Home Loan Bank ("FHLB") System. As a member of these systems, the Bank maintains a required investment in capital stock of the FRB of Chicago and the FHLB of Indianapolis.

         Deposits are insured by the Savings Association Insurance Fund ("SAIF") within certain limitations, as administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank operates four branches along with its main office branch in the communities of Southfield, Birmingham, Grosse Pointe Woods, Michigan and in 2003, Troy. The Bank is engaged in the business of commercial and retail banking. The majority of the Bank's income is derived from commercial and to a lesser extent retail business lending activities and investments.

     PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements consist of the accounts of Bancorp and its wholly-owned subsidiary the Bank. Significant intercompany balances and transactions have been eliminated.

     LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans, for which management has the intent and the Bank has the ability to hold for the foreseeable future, until maturity or payoff, are reported at their outstanding, unpaid principal balances, reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, unamortized premiums or discounts on purchased loans. Loans held for sale are reported at the lower of cost or fair value.

         On an ongoing basis, the Bank's loan portfolio is reviewed and analyzed as to credit risk, performance, collateral value and quality. The allowance for loan losses is maintained at a level believed to be adequate by management to provide for probable loan losses inherent in the loan portfolio. Management's judgment as to the adequacy of the allowance, including the allocated and unallocated elements, is a result of ongoing review of larger individual loans, the overall risk characteristics of the smaller homogeneous loans, the level of non-performing assets, historical net

     FRANKLIN BANCORP, INC

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     charge-offs and the impact of prevailing economic conditions. Loans are charged-off to the extent they are deemed to be uncollectible.

         A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans are collectively evaluated for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

         The carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and recognized as income when received. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in the provision for loan losses.

         Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Fees received for originating loans for other institutions are recognized as income when the services are performed.

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002:

     NET INTEREST INCOME

         Interest income decreased by $1.3 million, and interest expense decreased by $306,010 resulting in an overall decrease to net interest income of $1.0 million or 15.52%. The net interest margin was 4.75% and 5.38% for the three months ended March 31, 2003 and 2002, respectively. The largest decrease in interest income was in the loan portfolio, with a decrease of $744,289 or a 11.59% decrease. Interest income on securities and other investments decreased by $592,131. The decrease in interest income was primarily the result of the overall decrease in interest rates over the last twelve months. Average balances for outstanding loans decreased by $7.2 million or 2.22% when comparing the three months ended March 31, 2003 to March 31, 2002. Average securities balances decreased $11.2 million or 7.40%, for the three months ended March 31, 2003 compared to March 31, 2002. Increased loan commitments and closings are expected for the remainder of 2003. Continued increases, if any, in the loan portfolio, may result in decreases in the securities portfolio.

         Average balances for interest bearing deposits increased by $4.8 million or 2.10% when comparing March 31, 2003 to March 31, 2002. Average FHLB advances decreased $733,000 or 1.09% while non interest bearing demand deposits increased by $9.7 million or 5.75% for the quarters ending March 31, 2003 and March 31, 2002. Increases in deposits are expected to be used for loan commitments.

     FRANKLIN BANCORP, INC

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATE AND INTEREST DIFFERENTIAL

     (Dollars in Thousands)

       The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate.

                                                                            2003                            2002
                                                                       ----------------              ----------------
                                                                            Tax     Average                 Tax        Average
                                                               Average   Equivalent  Yield\    Average   Equivalent     Yield\
     Three months ended March 31 (in thousands)                Balance    Interest    Rate     Balance    Interest      Rate
     ---------------------------------------------------------------------------------------------------------------------------

     INTEREST EARNING ASSETS:
       Loans                                            $      317,604 $    5,680   7.07% $    324,834 $     6,424        7.91%
       Taxable investment securities                           130,846      1,393    4.21      144,483       1,965         5.44
       Non-taxable investment securities (1)                     9,757         96    5.89        7,355          84         6.90
       Interest bearing deposits                                 7,121         18    1.00       11,349          44         1.55
       Other                                                     7,232        103    5.63        7,393         110         5.95
                                                         -----------------------------------------------------------------------

                                Total earning assets           472,560      7,290    6.10      495,414       8,627         6.97
     NON EARNING ASSETS:
       Allowance for loan losses                                (6,020)                         (4,742)
       Cash and due from banks                                  22,811                          21,274
       Accrued income and other assets                          38,322                          30,592
                                                         --------------                      ----------

                                        Total assets    $      527,673                    $    542,538
                                                         ==============                      ==========

     INTEREST BEARING LIABILITIES:                      $
       Interest-bearing deposits                               235,110        965   1.62% $    230,261       1,209        2.10%
       FHLB Advances                                            66,260        718    4.29       66,993         723         4.32
       Other                                                         0          -               12,534          57         1.82
                                                         -----------------------------------------------------------------------

                  Total interest bearing liabilities           301,370      1,683    2.21      309,788       1,989         2.57
     NONINTEREST BEARING LIABILITIES:
       Demand deposits                                         178,117                         168,433
       Other                                                     2,654                          21,219
       Shareholders' equity                                     45,532                          43,098
                                                         --------------                      ----------

                        Total liabilities and equity    $      527,673                    $    542,538
                                                         ==============                      ==========

     Net interest income (FTE)                                         $    5,607                      $     6,638
                                                                        ==========                      ===========

     Net yield on interest earning
       assets (FTE)                                                                 4.75%                                 5.38%
                                                                                   ======                               =======


     (1) Tax equivalent basis


     FRANKLIN BANCORP, INC

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     TABLE 2. VOLUME AND RATE VARIANCE ANALYSIS

     (Dollars in Thousands)

          The following table details the dollar amount of changes in FTE net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates. The change in interest due to both volume and rate, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                            2003 Compared to 2002
                                                         (Decrease)/Increase due to
                                                         ---------------------------------------------

     Three months ended March 31 (in thousands)             Volume            Rate            Net
                                                         ---------------------------------------------

     CHANGES IN INTEREST INCOME:
       Loans..................................        $           (130) $           (614) $      (744)
       Taxable investment securities.......                       (169)             (403)        (572)
       Nontaxable investment securities...                          77               (65)          12
       Interest bearing deposits .................                 (13)              (13)         (26)
       Other ..................................                     (2)               (5)          (7)
                                                         ---------------------------------------------

                    Total changes in interest income              (237)           (1,100)      (1,337)

     CHANGES IN INTEREST EXPENSE:
       Interest bearing demand deposits.....                       166              (410)        (244)
       FHLB Advances ....................                           (3)               (2)          (5)
       Other..............                                         (29)              (29)         (58)
                                                         ---------------------------------------------

                   Total changes in interest expense               134              (441)        (307)


                                                         ---------------------------------------------
     Net Change in Net Interest Income (FTE)          $           (371) $           (659) $    (1,030)

                                                         =============================================

     FRANKLIN BANCORP, INC

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     NON INTEREST INCOME

         Total non interest income increased by $345,170 or 28.90% for the three months ended March 31, 2003 when compared to the same period ended 2002. There was an increase in gain on sale of securities of $455,511 when comparing the three months ended March 31, 2003 to the same period ended March 31, 2002. There was a decrease in deposit account service charges of $29,923 or 3.81%. This decrease can be attributed to competitive pricing and current market forces regarding deposit account service charges. If the local and national economy begins to improve the Bank expects to see an increase in deposit account service charges throughout the remainder of 2003 with expected increases in the average balances of business checking accounts.

     NON INTEREST EXPENSE

         Inclusive of severance charges, total non interest expense increased $3.1 million or 66.96% during the three months ended March 31, 2003 when compared to the same period ended March 31, 2002. This overall increase included increases in the following: compensation and benefits of $54,107 or 2.25%, severance compensation of $2.8 million, occupancy and equipment of $17,061 or 2.17%, defaulted loan expense of $41,479 or 46.51% due to management quickly and aggressively identifying and charging off troubled and delinquent loans, and other expense of $188,726 or 14.67% with approximately $30,000 of other expense coming from the start up costs for the new Troy branch for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. Management expects that non interest expenses will increase slightly when comparing the results of 2003 to 2002 for the remainder of the year primarily due to the opening of the Troy branch in January of 2003. The bank currently has 8 previously disclosed severance agreements that remain in place. If triggered, payments under severance agreements could potentially cost the bank approximately $300,000 on an after tax basis.

     INCOME TAXES

         The income tax benefit for the first quarter of 2003 totaled $333,300 compared to an income tax expense of $721,432 for the same period a year ago. The effective tax rate was 30% for the first quarter of 2003, compared to 30.90% for the same quarter of 2002.

     FINANCIAL CONDITION

         Total assets were $530.0 million at March 31, 2003 compared to $542.5 million at December 31, 2002. When comparing balances at March 31, 2003 and December 31, 2002, cash and cash equivalents increased $31.8 million and represented 11.82% and 5.68%, respectively, of total assets.

     INVESTMENTS

         Investment balances decreased $27.8 million or 18.56% from December 31, 2002 to March 31, 2003 as the Bank redeemed it's investment in Franklin Finance Corporation's preferred stock through the reduction of FHLB time deposit securities. The Bank will seek opportunities to buy short term securities that provide an acceptable interest spread if increases in loan origination is not possible.

     LOANS

         Loan balances decreased $13.6 million or 4.07% from December 31, 2002 to March 31, 2003. The Bank continues to target commercial real estate as the key area for loan growth, and to a lesser extent The Franklin Line (small business lines of credit), and consumer loans. The Bank expects to see net growth within the Bank's primary market area in its loan portfolio during the remaining three quarters of 2003 based on anticipated improvement in the current economic conditions.

         At March 31, 2003, the Bank had no loan commitments outstanding for loans that have not been accepted or closed by borrowers. Typically, these include commitments for commercial business loans, consumer, residential mortgages and home equity loans.

     FRANKLIN BANCORP, INC

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Under loan agreements for transactions which had closed, the Bank had commitments to fund commercial lines of credit, construction and home equity loans of approximately $59.8 million at March 31, 2003. The Bank had no commitments to fund construction loans and home equity loans, which had not closed at March 31, 2003. As certain commitments to make loans and fund full lines of credit expire without being used, the amount does not necessarily represent future cash commitments

         The level of nonperforming assets increased $1.4 million from $7.3 million at December 31, 2002 to $8.7 million at March 31, 2003, an increase of 18.59%. The increase is due primarily to three relationships totaling $1.3 million in redemption during the first quarter of 2003. Nonperforming loans increased $652,276 or 13.50% from December 31, 2002 to March 31, 2003 primarily due to several commercial and consumer borrower relationships moving into non-accrual status. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage while maintaining a conservative approach to their lending and classification policies and procedures.

     ALLOWANCE FOR LOAN LOSSES

         At March 31, 2003, the Bank's allowance for loan and lease losses
     (ALLL) as a percentage of loans outstanding was 1.65% compared to 1.43% at March 31, 2002. The Bank increased its provision for the three months ended March 31, 2003 to $625,653 compared to $475,000 for the three months ended March 31, 2002. During the first quarter of 2003, the Bank had net charge-offs of $1.3 million with the most significant quarter to quarter increase coming from commercial mortgage loans of $1.3 million. Management expects to see a decline in the rate of charge off activity within the commercial and consumer loan portfolios during the remainder of 2003 if the economy stabilizes or rebounds. Management reviews the adequacy of the ALLL quarterly and establishes appropriate levels of allowance based on various factors, including charge-off levels. Management believes the current level of ALLL is adequate. However, the adequacy of the allowance for loan losses is highly dependent upon management's estimates of variables affecting valuation and appraisals of collateral, current economic conditions that affect the Bank's lending customers, and the amount and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic conditions of the borrowers. These estimates are reviewed periodically and adjustments, if necessary, are reported in the allowance for loan losses in the period in which they become known.

     LIQUIDITY

         The Bank competes aggressively for business demand and money market deposits in southeastern Michigan; which comprise The Bank's primary liquidity source. The Bank's principal sources of funds for its lending and investment activities have consisted of deposits, principal repayment on loans, and, to a lesser extent, Federal Home Loan Bank advances and repurchase agreements. Principal uses of funds for the Bank include the origination of loans and the repayment of maturing deposit accounts and other borrowings. The Bank anticipates it will have sufficient funds available to meet current loan commitments, as well as its other future liquidity needs. During the first quarter of 2003, there was a decrease of $13.6 million in loans and a corresponding increase of $31.8 million in cash and cash equivalents offset by a decline in investment securities of $27.8 million, which reflected an increase in the Bank's liquid assets to 34.84% of total assets at March 31, 2003 from 33.30% at December 31, 2002.

     DEPOSITS AND BORROWED FUNDS

         During the three month period ended March 31, 2003, the Bank experienced a decrease in total deposits of $12.1 million. The following accounts decreased for the three months ended March 31, 2003: money fund accounts by $7.0 million; jumbo certificate of deposit account balances by $2.9 million; and certificate of deposit balances $6.3 million. The Bank noted an increase of commercial demand deposits of $1.6 million during the period ended March 31, 2003. Management expects a continued increase in commercial demand deposit account balances and small net increases in business money market accounts during the remainder of the year 2003. In the first quarter of 2003, the Bank opened its fifth branch in southeast Michigan. This new branch is expected to contribute to an increase the Bank's deposits during the remainder of 2003. With the expected increase in deposit balances,

  FRANKLIN BANCORP, INC

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     management anticipates modest loan growth and growth in its investment securities area during the remaining three quarters of 2003.

     REGULATORY CAPITAL


         The following table compares Franklin's regulatory capital requirements and ratios at March 31, 2003 and December 31, 2002.

                                                            TIER 1             TIER 1           TOTAL
(In thousands)                                             LEVERAGE          RISK-BASED       RISK-BASED
----------------------------------------------------------------------------------------------------------
Regulatory capital balances at March 31, 2003           $        42,434   $       42,434    $      47,512
Required regulatory capital (well capitalized)                   26,389           24,364           40,609
                                                        --------------------------------------------------
Capital in excess of well capitalized                   $        16,045   $       18,070    $       6,903
                                                        ==================================================
Capital ratios at March 31, 2003                                  8.04%           10.45%           11.70%
Capital ratios at December 31, 2002                               7.55            10.63            11.89
Regulatory capital ratios--"well capitalized" definition          5.00             6.00            10.00


           The increase in the Tier 1 Leverage Ratio from December 31, 2002 to March 31, 2003 was the result of the decrease in total average assets of $26 million or 4.74%. The Bank remains well capitalized with a Tier 1 Leverage ratio of 8.04% at March 31, 2003.

         The decrease in Tier 1 and Total Risk-based Ratios of 0.18% and 0.19%, respectively, was the result of the net loss for the quarter and a decrease in total equity capital of $732,000, when comparing total equity capital at December 31, 2002 to March 31, 2003. However, the Bank also remains well capitalized from a Tier 1 Risk-based and Total Risk-based perspective at March 31, 2003, with ratios of 10.45% and 11.70%, respectively.

     FRANKLIN BANCORP, INC

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Net interest income, as the predominant source of revenue, is closely monitored, measured and protected through active asset liability management. Combinations of risk measurement tools are used to accomplish this including static analysis, "shock" analysis, repricing schedules and duration analysis.

         In the normal course of business, assets and liabilities are not perfectly matched, relative to their maturities and hence, repricing opportunities. The natural difference between assets and repricing liabilities is the "gap", or exposure to a potentially adverse impact on net interest income. From time to time, management establishes targeted gap levels for its static gap analysis and a net interest income at risk tolerance for its interest rate shock analysis.

         The Bank's current internal policy establishes various interest rate risk tolerances. On a static analysis, the gap or difference between repricing assets and liabilities within a cumulative twelve-month time period the Bank's tolerance is plus or minus 10.0% of total assets. At March 31, 2003 the 12 month gap was a positive 18.02%. The Bank, through the implementation of its' balance sheet management strategies, continues to believe it is relatively well matched. At December 31, 2002, the Bank was positively gapped by 19.37% of assets. When comparing the March 31, 2003 and December 31, 2002 12 month gap model, the net change of negative 1.35% can be attributed primarily to a decrease in loans of $12 million. This decrease in assets that reprice in 3 months or less is offset by a corresponding decrease in certificates of deposit of $17 million. Management expects to remain within gap tolerance levels throughout the remainder of 2003 given the current repricing structure of the Bank's balance sheet.

         The Bank has noted a decrease in its net interest margin resulting from the continued low short term market rates. During the first quarter of 2003, the Federal Reserve held the targeted the prime lending rate steady from the prior quarter. In the short term, the Bank expects a tightening of their net interest margin as a result of the non-linear reduction in interest bearing assets decreasing more rapidly than interest bearing liabilities.

         In determining interest rate risk exposure, numerous additional factors and assumptions are built into the analysis. Prepayments, competition, economic forecast, yield curve assumptions are all factors that can affect net interest income. Management builds in assumptions based on both historical experience and predictions to create a more accurate assessment of the true portfolio position. The goal is to achieve proper balance and alignment between assets and liabilities not only to protect net interest income but also fully capitalize on the effect of anticipated future fluctuations.

  FRANKLIN BANCORP, INC

INTEREST RATE SENSITIVITY ANALYSIS

(DOLLARS IN THOUSANDS)                                                AT MARCH 31, 2003
                                          ---------------------------------------------------------------------------
                                              0-3          3-12         1-3         3-5       OVER 5
                                             MONTHS       MONTHS       YEARS       YEARS       YEARS       TOTAL
                                          ---------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                    $   2,194                                                     $   2,194
Securities (at cost)                            45,145       29,203       20,480      1,954      22,621      119,403
FHLB and FRB stock                               6,793                                                         6,793
Loans, excluding lease financing               159,630       52,250       69,355     26,844      11,684      319,763
Lease financing                                      9            1            1          1                       12
                                          ---------------------------------------------------------------------------
Total rate sensitive assets                  $ 213,771    $  81,454    $  89,836   $ 28,799   $  34,305    $ 448,165
                                          ---------------------------------------------------------------------------

LIABILITIES
Savings, NOW and time deposits               $  15,424    $  16,874    $  16,449     $6,912                $ 55,659
Money market deposits                          157,162                                                       157,162
Borrowings                                      15,000       10,000                              40,000       65,000
                                          ---------------------------------------------------------------------------
Total rate sensitive liabilities             $ 187,586    $  26,874      $16,449     $6,912   $  40,000    $ 277,821
                                          ---------------------------------------------------------------------------
Interest sensitivity gap                        26,185       54,580       73,387     21,887      (5,695)     170,344
                                          ---------------------------------------------------------------------------
Cumulative interest sensitivity gap             26,185       80,765      154,152    176,039     170,344
                                          --------------------------------------------------------------
Cumulative interest sensitivity gap to
 total rate sensitive assets                     5.84%       18.02%       34.40%     39.28%      38.01%
                                          ==============================================================




ITEM 4.  CONTROLS AND PROCEDURES

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

FRANKLIN BANCORP, INC.

     PART II. OTHER INFORMATION


     ITEM 1.  Legal Proceedings

     The corporation is subject to various claims and legal proceedings arising out of the normal course of business, none of which in the opinion of management is expected to have a material effect on the corporation's operations of financial position.

     ITEM 2.  Changes in Securities

     None.

     ITEM 3.  Defaults upon Senior Securities

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.

     ITEM 5.  Other Information

     None.

     ITEM 6. Exhibits and Reports on Form 8-K

     a.  Exhibits

         10.19    Employment agreement of David L. Shelp

         99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. On January 13, 2003, Franklin filed a Form 8-K disclosing in Item J thereof retirement of a director and advisory director of Franklin.

         On January 31, 2003, Franklin filed a Form 8-K disclosing in Item J thereof earnings as of and for the year ended December 31, 2002, a stock buyback program and a cash dividend.

         On February 6, 2003, Franklin filed a Form 8-K disclosing in Item J thereof the opening of its Troy Business Center.

         On March 24, 2003, Franklin filed a Form 8-K disclosing in Item J thereof the appointment of a new executive officer.

     FRANKLIN BANCORP, INC.



         SIGNATURES

                Pursuant to the requirement of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       FRANKLIN BANCORP, INC.


 May 14, 2003      By: /s/  David L. Shelp
                      ---------------------------------------------------------
                   (David L. Shelp, President, CEO  and Chief Financial Officer)

 FRANKLIN BANCORP, INC.

CERTIFICATIONS

I, David L. Shelp, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Franklin Bancorp, Inc.;



     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;



     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:



              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;



              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and



              c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:



              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and



              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                             /s/  David L. Shelp
                                   --------------------------------------------
                                                 DAVID L. SHELP
                                            CHIEF EXECUTIVE OFFICER
                                          AND CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL EXECUTIVE AND
                                          PRINCIPAL FINANCIAL OFFICER)

   FRANKLIN BANCORP, INC.



EXHIBIT INDEX

10.19    Employment agreement of David L. Shelp

99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.