Form 10-Q
period 2003-06-30
FRANKLIN BANCORP INC MI
filed 2003-08-14
CIK 1199025

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 358-4710


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirement for the past 90 days. Yes x No


     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No X
                                                ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              CLASS                          OUTSTANDING AT AUGUST 12, 2003
              -----                          ------------------------------
 Common stock, $1.00 par value.                        3,702,139

                             FRANKLIN BANCORP, INC.

                                TABLE OF CONTENTS




                                            PART I. FINANCIAL INFORMATION
ITEM 1. Financial  Statements


Consolidated Statements of Financial Condition at June 30, 2003 (unaudited) and
         December 31, 2002...........................................................................................4

Consolidated Statements of Operations for the six months and three months ended June 30, 2003 and 2002 (unaudited)........................................................................................5

Consolidated Statements of Comprehensive Income/(Loss) for the six months and three months ended
         June 30, 2003 and 2002 (unaudited)..........................................................................6

Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2003 and 2002
         (unaudited).................................................................................................7

Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)........................................................................................8

Notes to Consolidated Financial Statements (unaudited)...............................................................9



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................13



Comparison of six months ended June 30, 2003 to six months ended June 30, 2002......................................13

Comparison of three months ended June 30, 2003 to three months ended June 30, 2002..................................17



ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..................................................18



ITEM 4. Controls and procedures.....................................................................................18



                                              PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings...........................................................................................19

ITEM 4. Submission of Matters to a Vote of Security Holders.........................................................19

ITEM 6. Exhibits and Reports on Form 8-K............................................................................20


Signatures..........................................................................................................21



                                                           [GRANT THORNTON LOGO]


                Report of Independent Certified Public Accountant




Board of Directors and Stockholders
Franklin Bancorp, Inc.



We have reviewed the accompanying consolidated statements of financial condition of Franklin Bancorp, Inc. and subsidiary as of June 30, 2003, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for the six-month and three-month periods ended June 30 and March 31, 2003 and 2002, respectively. These interim financial statements are the responsibility of the company's management.

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


/S/ GRANT THORNTON LLP


Southfield, Michigan
August 13, 2003

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Franklin Bancorp, Inc.
Consolidated Statements of Financial Condition


                                                                           At
                                                            ---------------------------------
                                                            June 30, 2003   December 31, 2002
                                                            -------------   -----------------
ASSETS                                                       (UNAUDITED)
Cash and due from banks                                     $  27,155,859    $  18,171,153
Interest-earning deposits                                         614,250        3,580,028
Time deposits with Federal Home Loan Bank                      49,256,049        9,050,162
                                                            -------------    -------------
Cash and cash equivalents                                      77,026,158       30,801,343
Securities available for sale                                 124,398,168      149,836,545
Federal Home Loan Bank stock, at cost                           5,946,700        5,868,900
Federal Reserve Bank stock, at cost                               932,750        1,541,500
Loans                                                         308,491,266      333,345,726
Allowance for loan losses                                      (5,068,741)      (5,926,813)
                                                            -------------    -------------
Net loans                                                     303,422,525      327,418,913
Real estate owned                                               2,231,813        2,004,449
Premises and equipment, net                                     3,485,086        3,026,171
Bank Owned Life Insurance (BOLI)                               10,049,094        9,799,009
Other assets                                                    8,679,819       12,181,487
                                                            -------------    -------------
Total assets                                                $ 536,172,113    $ 542,478,317
                                                            =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                    $ 424,190,864    $ 429,129,830
Borrowings                                                     65,000,000       65,000,000
Other liabilities                                               1,736,092        2,706,792
                                                            -------------    -------------
Total liabilities                                             490,926,956      496,836,622
Shareholders' equity:
Common stock -- par value $1; authorized 6,000,000 shares,
     Issued and outstanding 3,691,600 shares
     (3,647,593 shares at December 31, 2002)                    3,691,600        3,647,593
Additional paid in capital                                     27,491,285       27,154,384
Retained earnings                                              11,775,199       12,413,704
Accumulated other comprehensive income                          2,287,073        2,426,014
                                                            -------------    -------------
Total shareholders' equity                                     45,245,157       45,641,695
                                                            -------------    -------------
Total liabilities and shareholders' equity                  $ 536,172,113    $ 542,478,317
                                                            =============    =============



See Notes to Consolidated Financial Statements

Consolidated Statements of Operations (unaudited)


                                                           Three Months Ended             Six Months Ended
                                                                June 30,                       June 30,
                                                      ---------------------------   ----------------------------
                                                              2003           2002           2003            2002

Interest income
Interest on loans                                     $  5,603,032   $  6,269,294   $ 11,282,746    $ 12,693,297
Interest on securities                                     773,153      1,643,538      1,824,747       3,294,068
Other interest and dividends                               654,292        611,831      1,213,164       1,163,898
                                                      ------------   ------------   ------------    ------------
Total interest income                                    7,030,477      8,524,663     14,320,657      17,151,263

Interest expense
interest on deposits                                       787,080      1,280,753      1,752,049       2,490,043
Interest on other borrowings                               720,996        721,788      1,438,747       1,501,228
                                                      ------------   ------------   ------------    ------------
Total interest expense                                   1,508,076      2,002,541      3,190,796       3,991,271
                                                      ------------   ------------   ------------    ------------
Net interest income                                      5,522,401      6,522,122     11,129,861      13,159,992
Provision for loan losses                                  625,653        500,000      1,251,306         975,000
                                                      ------------   ------------   ------------    ------------
Net interest income after provision for loan losses      4,896,748      6,022,122      9,878,555      12,184,992
Non interest income
Deposit account service charges                            769,157        792,546      1,525,214       1,578,526
Net gain on sale of securities                                   -        320,408        455,511         320,408
Net (loss) on sale of other assets                          77,303          4,875              -          (1,602)
Other                                                      455,557        410,659        860,976         825,669
                                                      ------------   ------------   ------------    ------------
Total non interest income                                1,302,017      1,528,488      2,841,701       2,723,001
Non interest expense
Compensation and benefits                                2,318,364      2,319,918      3,091,200       4,727,903
Severance compensation                                     215,162        130,319      2,974,902         130,319
Occupancy and equipment                                    798,221        797,009      1,548,923       1,584,947
Defaulted loan expense                                     327,840        143,049        458,501         232,231
Other                                                    1,500,895      1,437,395      4,719,430       2,723,650
                                                      ------------   ------------   ------------    ------------
Total non interest expense                               5,160,482      4,827,690     12,792,956       9,399,050
                                                      ------------   ------------   ------------    ------------
Income/(loss) before Federal income tax provision        1,038,283      2,722,920        (72,700)      5,508,943
Federal income tax provision/(benefit)                     311,503        676,067        (21,797)      1,397,499
                                                      ------------   ------------   ------------    ------------
Net income/(loss) before preferred stock dividends         726,780      2,046,853        (50,903)      4,111,444
Preferred stock dividend of subsidiary                           -        450,225              -         900,450
                                                      ------------   ------------   ------------    ------------
Net income/(loss)                                          726,780      1,596,628   $    (50,903)   $  3,210,994
                                                      ============   ============   ============    ============


Income/(loss) per common share
Average common shares outstanding:
  Basic                                                  3,685,136      3,631,768      3,675,912       3,625,947
  Diluted                                                3,762,263      3,779,187      3,758,250       3,767,692
Income/(loss) per common share:
  Basic                                               $       0.20   $       0.44   $      (0.01)   $       0.89
  Diluted                                             $       0.19   $       0.42   $      (0.01)   $       0.85



FRANKLIN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME/(LOSS) (unaudited)



                                                      Six Months Ended          Three Months Ended
                                                          June 30,                  June 30,
                                                  ------------------------   ----------------------
                                                      2003        2002          2003         2002
                                                      ----        ----          ----         ----
Net income/(loss)                                 $  (50,903)   $3,210,994   $  726,780   $1,596,628
  Other comprehensive income/(loss), net of tax
     Unrealized gains on securities:
        Unrealized holding gains/(losses)
arising during the period                            161,696     1,068,159      549,748    1,794,844
        Less: reclassification adjustment for
gains included in net income                         300,637       211,469            -      211,469
                                                  ----------    ----------   ----------   ----------
        Other comprehensive income/(loss)           (138,941)      856,690      549,748    1,583,375
Comprehensive income/(loss)                       $ (189,844)   $4,067,684   $1,276,528   $3,180,003





     See Notes to Consolidated Financial Statements.

Franklin Bancorp, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)


                                                               Six Months Ended
                                                                   June 30,
                                                          ---------------------------
                                                                  2003           2002
                                                                  ----           ----
COMMON STOCK

Balance at beginning of period                            $  3,647,593    $  3,607,542
Exercise of options                                             44,007          27,289
                                                          ------------    ------------
BALANCE AT END OF PERIOD                                     3,691,600       3,634,831


ADDITIONAL PAID IN CAPITAL
Balance at beginning of period                              27,154,384      27,839,246
Exercise of options                                            336,901         311,547
                                                          ------------    ------------

BALANCE AT END OF PERIOD                                    27,491,285      28,150,793

RETAINED EARNINGS
Balance at beginning of period                              12,413,704       9,722,876
Net income/(loss)                                              (50,903)      3,210,994
Cash dividend on common stock ($.08 per share)                (587,602)       (542,926)
                                                          ------------    ------------

BALANCE AT END OF PERIOD                                    11,775,199      12,390,944

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Balance at beginning of period                               2,426,014       1,009,795

Change in accumulated other comprehensive income/(loss)       (138,941)        856,690
                                                          ------------    ------------
BALANCE AT END OF PERIOD                                     2,287,073       1,866,485
                                                          ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                $ 45,245,157    $ 46,043,053
                                                          ============    ============


See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                                              Six Months Ended
                                                                                        ----------------------------
                                                                                                  June 30,
                                                                                                2003            2002
                                                                                        ------------    ------------
Cash flows from operating activities
Net income/(loss)                                                                       $    (50,903)   $  3,210,994
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                                1,251,306         975,000
  Depreciation and amortization                                                              566,045         564,854
  Realized gain on sale of securities, net and other assets                                  434,410         320,408
  Increase in cash surrender value of life insurance                                        (250,085)       (306,198)
  Net deferral of loan origination costs/fees                                               (167,517)        (24,848)
Decrease in accrued interest receivable                                                      170,211         255,760
Amortization and accretion on securities                                                     646,566        (439,047)
Decrease/(increase) in prepaid expenses and other assets                                   3,484,546      (1,486,751)
Increase/(decrease) in accrued interest payable, deferred taxes and other liabilities       (970,700)       (748,946)
                                                                                        ------------    ------------
Total adjustments                                                                          5,164,782        (889,768)
                                                                                        ------------    ------------
Net cash provided by/(used in) operating activities                                        5,113,879       2,321,226

Cash flows from investment activities
Purchase of securities available for sale                                                (21,972,475)    (17,158,621)
Proceeds from sales of securities available for sale                                       5,192,400       8,455,371
Proceeds from maturities and paydowns of securities available for sale                    41,778,873      18,620,884
Net decrease/(increase) in loans                                                          20,519,368      (6,218,532)
Purchase (sale) of Federal Reserve Bank/Federal Home Loan Bank stock                        (530,950)              -
Proceeds from the sale of real estate owned                                                2,315,440         462,557
Capital expenditures                                                                      (1,046,061)       (431,480)
                                                                                        ------------    ------------
Net cash provided by investment activities                                                46,256,595       3,730,179

Cash flows from financing activities
Net (decrease)/increase in deposits                                                       (4,938,966)     27,999,957
Decrease in short term borrowings and subordinated capital notes                                   -     (14,605,696)
Exercise of common stock options                                                             380,908         338,836
Cash dividends paid on common stock                                                         (587,602)       (542,926)
                                                                                        ------------    ------------
Net cash (used in)/provided by financing activities                                       (5,145,660)     13,190,171
                                                                                        ------------    ------------
Net increase in cash and cash equivalents                                                 46,224,815      19,241,577
Beginning cash and cash equivalents                                                       30,801,343      24,456,994
                                                                                        ------------    ------------
Ending cash and cash equivalents                                                        $ 77,026,158    $ 43,698,571
                                                                                        ============    ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                                                              $  3,242,194    $  4,015,408
  Federal income taxes                                                                             -       1,277,839
Non-cash investing and financing activities:
  Transfer from loans to real estate owned (net)                                           2,058,197       1,922,216








See Notes to Consolidated Financial Statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     1. Basis of Presentation and Significant Accounting Policies:

     The accompanying consolidated financial statements of Franklin Bancorp, Inc. ("Franklin", the "Corporation" or the "Bancorp") have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do, however, include all adjustments (consisting of normal recurring accruals) which management considers necessary for a fair presentation of the interim periods.

     This Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Bancorp's Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

     The results of operations for the three month or the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.

     The Consolidated Statement of Financial Condition as of December 31, 2002 has been derived from the audited Consolidated Statement of Financial Condition as of that date.

     Stock Options

     At June 30, 2003, the Corporation had two stock-based employee compensation plans and two stock based director compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted under those plans have an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The Corporation granted options on 30,295 shares during the quarter ended June 30, 2003. The effect on net income (loss) and (loss) earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, to stock-based employee compensation was less than $.01 in each of the periods presented.

     Recent Accounting Pronouncements

            In April 2003 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. It is not expected that the provisions of Statement No. 149 will have a material impact on the financial position or results of operations of the Corporation.

            In May 2003 the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. It is not expected that provisions of Statement No. 150 will have a material impact on the financial position or results of operations of the Corporation.

Franklin Bancorp, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 2.  Earnings Per Share:
    Net income/(loss) per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:


                                                             Six Months Ended            Three Months Ended
                                                                 June 30,                    June 30,
                                                        --------------------------   -------------------------
                                                               2003           2002          2003          2002
                                                               ----           ----          ----          ----
NUMERATOR
Net income/(loss)                                       $   (50,903)   $ 3,210,994   $   726,780   $ 1,596,628
Numerator for basic and diluted earnings per share
Income/(loss) available for common shareholders         $   (50,903)   $ 3,210,994   $   726,780   $ 1,596,628

DENOMINATOR

Denominator for basic earnings per share -

 weighted average share outstanding                       3,675,912      3,625,947     3,685,136     3,631,768

Employee stock options                                       82,338        141,745        77,127       147,419
                                                        -----------    -----------   -----------   -----------
Denominator for basic earnings per share -
 adjusted weighted average share outstanding              3,758,250      3,767,692     3,762,263     3,779,187
Basic earnings per share                                     $(0.01)         $0.89         $0.20         $0.44
Diluted earnings per share                                    (0.01)          0.85          0.19          0.42

     Note 3.  Loans, Nonperforming Assets and Allowance for Loan Losses:

         The following table summarizes changes in the allowance for loan and lease losses arising from loans being charged off, recoveries on loans which had previously been charged off, and the provision for loan losses.


                                                                Six Months Ended
                                                                    June 30,
                                                                  2003          2002
                                                            ----------    ----------
Balance at beginning of period                              $5,926,813    $4,863,948

Provision for loan losses                                    1,251,306       975,000

CHARGE-OFFS:
Commercial                                                   1,115,172       509,452
Commercial mortgage                                          1,481,926
Consumer                                                       717,900       936,971
Residential mortgage                                            23,072
Overdraft                                                       23,335        41,994
Lease financing                                                               67,174
                                                            ----------    ----------
Total charge-offs                                            3,361,405     1,555,591

RECOVERIES:
Commercial                                                     252,062        72,552
Commercial mortgage                                            462,569
Consumer                                                       473,086       420,614
Residential mortgage                                             6,000           601
Overdraft                                                       17,266        11,896
Lease financing                                                 41,044       177,602
                                                            ----------    ----------
Total recoveries                                             1,252,027       683,265
                                                            ----------    ----------
Net charge-offs                                              2,109,378       872,326
                                                            ----------    ----------
Balance at end of period                                    $5,068,741    $4,966,622
                                                            ==========    ==========

Allowance as a percentage of:
  Loans                                                           1.64%         1.50%
  Nonperforming loans                                           129.54%        91.25%
  Nonperforming assets                                           82.48%        62.54%
  Net charge-offs (annualized)                                  120.15%       284.68%
Net charge-offs to average loans outstanding (annualized)         1.37%         0.54%

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Note 3. Loans, Nonperforming Assets and Allowance for Loan Losses:

     The following table summarizes the non-performing loans and assets arising from loans being placed on non-accrual status, loans being deemed to be non-performing and assets that the Bank currently owns:

NONPERFORMING ASSETS ANALYSIS

                                                     At
                                 --------------------------------------------
                                   June 30,     December 31,         June 30,
                                       2003             2002             2002
                                       ----             ----             ----
NONACCRUAL LOANS
Commercial                       $2,418,000       $  338,547       $2,054,796
Commercial mortgage                 698,000        3,104,793        2,435,939
Residential mortgage                               1,313,654          664,875
Consumer                            797,000           75,993          277,914
Lease financing                           -                -            9,372
                                 ----------       ----------       ----------
Total nonaccrual loans            3,913,000        4,832,987        5,442,896

REAL ESTATE OWNED
Commercial mortgage                 540,326          540,326          676,475
Residential mortgage                      -        1,464,123          101,678
                                 ----------       ----------       ----------
Total real estate owned             540,326        2,004,449          778,153
Real estate in redemption         1,691,486          485,534        1,708,297
Other repossessed assets                  -                -           11,900
                                 ----------       ----------       ----------
Total nonperforming assets       $6,144,812       $7,322,970       $7,941,246
                                 ==========       ==========       ==========




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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this report may be deemed to be forward-looking statements that involve risk and uncertainties. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors which could cause results to differ include those listed below and other risks detailed from time to time in the Bancorp's Securities Exchange Act of 1934 reports, including the report on Form 10-K for the year ended December 31, 2002. These forward-looking statements represent the Bancorp's judgment as of the date of this report. The Bancorp disclaims, however, any intent or obligation to update these forward-looking statements.

     Future factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002:

     NET INTEREST INCOME

     Interest income decreased by $2.8 million, along with interest expense which decreased by $.8 million, resulting in a decrease in net interest income of $2.0 million or 15.4%. The net interest margin was 4.67% and 5.30% for the six months ended June 30, 2003 and 2002, respectively. Interest income earned on the loan portfolio decreased $1.4 million or 11.1% compared to the year earlier period. The largest decrease in interest income came from securities and other investments, with a decrease of $1.5 million. The decrease in interest income was primarily the result of the overall decrease in interest rates over the last twelve months and the decline in average earning asset balances of $20.3 million or 2.6%. Average balances for outstanding loans decreased by $9.2 million or 2.8% when comparing the six months ended June 30, 2003 to June 30, 2002. Average balances for securities decreased $25.3 million or 22.5%, for the six months ended June 30, 2003 compared to June 30, 2002. Offsetting some of these decreases was an increase in the average balance of $12.8 million in the Federal Home Loan Bank time deposit account, a short-term investment vehicle.



     Interest expense is comprised of interest on deposits and interest on other borrowings, primarily Federal Home Loan Bank advances. Interest on deposits decreased $737,995 or 29.6% when comparing the six months ended June 30, 2003 to June 30, 2002. Both the decline in market interest rates and the shift of deposit balances to non-interest bearing accounts caused the reduction. The Federal Home Loan Bank advances carried fixed rates during these periods. The interest on other borrowings declined $62,481 or 0.04% for the prior comparative period.

     The following schedules present the daily average amount outstanding for each major category of interest earning assets, Non-earning assets, interest bearing liabilities, and non-interest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding.


AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
(Dollar amounts in thousands)                                         2003                                      2002
                                                      ------------------------------------      ------------------------------------
                                                                       Tax         Average                        Tax       Average
                                                        Average    Equivalent       Yield\       Average       Equivalent    Yield\
Six months ended June 30                                Balance     Interest         Rate        Balance        Interest      Rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:


Loans                                                 $  313,080    $ 11,283         7.31%      $ 322,238       $ 12,693      7.88%

Taxable investment securities                             76,468       1,630         4.26         104,799          3,149      6.01

Non-taxable investment securities                         10,577         296         5.60           7,520            259      6.88

Interest bearing deposits                                 22,154         229         2.07           9,332             80      1.71

Other                                                     52,413         984         3.75          51,103          1,058      4.14
                                                      ----------    --------                    ---------       --------
                             Total earning assets        474,692      14,422         6.08         494,992         17,239      6.97
NON EARNING ASSETS

Allowance for loan losses                                 (5,647)                                  (4,779)

Cash and due from banks                                   22,755                                   21,733

Accrued income and other assets                           37,671                                   31,422
                                                      ----------                                ---------
                                     Total assets     $  529,471                                $ 543,368
                                                      ==========                                =========

INTEREST BEARING LIABILITIES

Interest-bearing deposits                                182,881         936         1.17         170,977          2,490      2.91

FHLB advances                                             65,659       1,439         4.38          66,015          1,444      4.37

Other                                                     50,633         816         3.22          71,730             57      0.16
                                                      ----------    --------                    ---------       --------

               Total interest bearing liabilities        299,173       3,191         2.16         308,722          3,991      2.59
                                                                    --------                                    --------
NONINTEREST BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY

Demand deposits                                          182,655                                  169,722

Other                                                      2,516                                    1,582

Preferred stock of subsidiary                                  -                                   19,500

Shareholders' equity                                      45,127                                   43,842
                                                      ----------                                ---------
       Total liabilities and shareholders' equity     $  529,471                                $ 543,368
                                                      ==========                                =========

Interest rate spread                                                                 3.92                                     4.38

Net interest income (FTE)                                             11,231                                      13,248

Less:  FTE adjustment                                                    101                                          88
                                                                    --------                                    --------
Net interest income                                                 $ 11,130                                    $ 13,160
                                                                    ========                                    ========
Contribution to net interest margin from

  Non-interest bearing sources of funds                                              0.75                                     0.92
                                                                                    -----                                    -----
Net interest margin (FTE)                                                            4.67%                                    5.30%




     NON INTEREST INCOME

     Total non interest income increased by $118,700 or 4.36% for the six months ended June 30, 2003 when compared to the same period ended 2002. There was a decrease in deposit account service charges of $53,312 or 3.38% off set by securities gains which increased by $135,103 to $455,511 or 42.2% when comparing the six months ended June 30, 2003 to the same period ended June 30, 2002. These changes can be attributed to competitive pricing and current market forces regarding deposit account service charges along with the Bank's conservative approach to securities trading. If the local economy begins to improve, the Bank will expect to see an increase in deposit account service charges with expected increases in the average balances of business checking accounts.

     Operating fee income (defined as non interest income excluding gains or losses on sales of securities, loans, real estate owned and repossessed assets) decreased slightly by $118,005 for the six months ended June 30, 2003 compared to the same period in 2002.

     NON INTEREST EXPENSE

     Non-interest expenses were $12.8 million for the six months ended June 30, 2003 compared to $9.4 million for the same period ended June 30, 2002. Increases in severance compensation and in expenses associated with the new Troy branch accounted for $2.8 million and $361,000, respectively, of the $3.4 million increase.

         INCOME TAXES

         The income tax benefit for the first half of 2003 totaled $21,797 compared to an income tax provision of $1,397,499 for the same period a year ago. The effective tax rate was 30.0% for the first six months of 2003, compared to 32.5% for the same quarter of 2002.

     FINANCIAL CONDITION

     Total assets were $536.2 million at June 30, 2003 compared to $542.5 million at December 31, 2002. When comparing average balances for the six month periods ending June 30, 2003 and 2002, cash and cash equivalents increased $13.8 million and represented 8.4% and 5.7%, respectively, of total assets. However, cash and cash equivalents increased by $46.2 million from December 31, 2002 to June 30, 2003. The majority of these funds are invested on a short term basis in the Federal Home Loan Bank time deposit account. Cash and cash equivalents have increased because both investment and lending opportunities have been unattractive or unavailable during this six month period.

     INVESTMENTS

     Investment balances decreased $25.4 million or 17.0% from December 31, 2002 to June 30, 2003 as securities matured throughout the period. The Bank continues to maintain a conservative approach to its investment acquisitions. Market conditions during the first half of 2003 have provided limited opportunities to invest for a term and at a yield that management considered attractive.

     LOANS

     Net loan balances decreased $24.0 million or 7.3% from December 31, 2002 to June 30, 2003. Commercial real estate and commercial loans were the categories showing growth.

     Franklin continues to aggressively manage its credit risk during the current sluggish economic period. As a result, total non-performing assets declined to $6.1 million at June 30, 2003, down from $7.3 million at December 31, 2002 and $8.7 million at March 31, 2003.

     ALLOWANCE FOR LOAN LOSSES

At June 30, 2003, Franklin's allowance for loan and lease losses (ALLL) as a percentage of loans outstanding was 1.64% compared to 1.50% at June 30, 2002. Franklin increased its provision for the six months ended June 30, 2003 to $1,251,306 compared to $975,000 for the six months ended June 30, 2002. During the first half of 2003, Franklin had net charge-offs of $2.1 million compared to $872,000 for the first six months of 2002. The majority of the increase in net charge-offs was related to two commercial loan relationships which were charged-off during the six months ended June 30, 2003. Management expects to see a decline in the rate of net charge off activity within these loan portfolios during the remainder of 2003 if the economy rebounds.

     Management reviews the adequacy of the ALLL quarterly and establishes appropriate levels of allowance based on various factors, including historical charge-off levels, evaluation of impaired loans in accordance with the provision of FASB Statement No. 114, and its view of how economic conditions may affect the ability of borrowers to repay their loans. Management believes the current level of ALLL is adequate. Any adjustments, if necessary, are reported in the allowance for loan losses and the related provision for loan losses in the period in which they become known.

     LIQUIDITY

     Franklin competes aggressively for business demand and money market deposits in southeastern Michigan; which comprise Franklin's primary liquidity source. Franklin's principal sources of funds for its lending and investment activities have consisted of deposits, principal repayment on loans, and, to a lesser extent, Federal Home Loan Bank advances and repurchase agreements. Principal uses of funds for Franklin include the origination of loans and the repayment of maturing deposit accounts and other borrowings. The Bank anticipates it will have sufficient funds available to meet current loan commitments, as well as its other future liquidity needs. The liquid asset level increased during the first six months of 2003 by $46.2 million as a result of the decrease in loans and investments by a greater amount than the decrease in deposits.

     DEPOSITS AND BORROWED FUNDS

     During the six month period ended June 30, 2003, Franklin experienced a decrease in total deposits of $4.9 million. Commercial demand deposits were the principal source of growth in deposits with an increase of $9.5 million, which was more than offset by the decrease in time deposits of $13.9 million and a decrease in the money fund accounts of $1.5 million.



     REGULATORY CAPITAL


         The following table compares the Bank's regulatory capital requirements and ratios at June 30, 2003 and December 31, 2002.


                                                             TIER 1             TIER 1             TOTAL
(In thousands)                                              LEVERAGE          RISK-BASED         RISK-BASED
-----------------------------------------------------------------------------------------------------------
Regulatory capital balances at June 30, 2003               $   42,958         $   42,958         $   48,027

Required regulatory capital (well capitalized)                 26,563             24,363             40,606
                                                           ----------         ----------         ----------
Capital in excess of well capitalized                      $   16,395         $   18,595         $    7,421
                                                           ==========         ==========         ==========
Capital ratios at June 30, 2003                                  8.09%             10.58%             11.83%
Capital ratios at December 31, 2002                              7.55              10.63              11.89
Regulatory capital ratios--"well capitalized" definition         5.00               6.00              10.00


     The increase in the Tier 1 Leverage Ratio from December 31, 2002 to June 30, 2003 was the result of decreases in risk weighted assets. The Bank remains well capitalized with a Tier 1 Leverage ratio of 8.09% at June 30, 2003.

     The changes in Tier 1 and Total Risk-based Ratios are a reduction of 5 basis points and an decrease of 6 basis points, respectively, as a result of a decrease in regulatory equity capital of $256,000, and a decrease in total regulatory capital of $277,000 when compared to December 31, 2002. This decrease in total regulatory capital at June 30, 2003 is due to the net loss in the first six months of 2003, dividends paid and a reduction in the allowance for loan losses from the December 31, 2002 balance.

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30, 2002

     The trends and comparisons for the quarters ended June 30, 2003 and 2002 are substantially similar to those of the six month periods ended on the same respective dates. This portion of Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the reader has read the preceding. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of
Item 2.

     NET INTEREST INCOME

     The decrease in net interest income of $1.1 million in the second quarter of 2003 compared to the second quarter of 2002 is a result of declining interest rates and a shift in earning asset composition from loans and securities to short term interest bearing deposits. Interest expense on other borrowings increased from 36% to 48% of total interest expense as the balance of the fixed rate borrowings from the Federal Home Loan Bank remained stable while the rates and balances of interest bearing deposits declined, which resulted in less of a decline in interest expense than interest income. This resulted in a drop in the Bank's net interest income when comparing the quarters. Therefore, a positive gap position in a declining rate environment will generally result in reduced net interest income unless volume increases are able to compensate.



PROVISION FOR LOAN LOSSES

     The provision for loan losses of $625,653 in the second quarter of 2003 was $125,653 greater than the provision in 2002's second quarter. The provision for loan losses will vary from quarter to quarter as the changes in the assessment of the adequacy of the allowance for loan losses and net charge offs during the period will determine the amount of provision required.



NON INTEREST INCOME

     Non interest income in the second quarter of 2003 had no gains on the sale of securities, while the second quarter of 2002 included $320,408 of gains on the sale of securities.

NON INTEREST EXPENSE

     Non interest expense increased by $332,792 in the second quarter of 2003 compared to the same quarter in 2002. The expenses related to the new Troy branch of approximately $227,000 and outside service expenses of approximately $281,005 were the primary causes of the increase. Severance expenses were $84,843 higher in the second quarter of 2003 than in the second quarter of 2002.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Net interest income, as the predominant source of revenue, is closely monitored, measured and protected through active asset liability management. Combinations of risk measurement tools are used to accomplish this including static analysis, "shock" analysis, repricing schedules and duration analysis.

     In the normal course of business, assets and liabilities are not perfectly matched, relative to their maturities and hence, repricing opportunities. The natural difference between assets and repricing liabilities is the "gap", or exposure to a potentially adverse impact on net interest income. Management also monitors the impact on the market value of equity and the impact on net interest income at risk in its interest rate shock analysis.

      When comparing the June 30, 2003 and December 31, 2002 12 month gap model, the increase in the positive gap can be attributed primarily to a decrease in loans and investment securities along with an increase in time deposits with the Federal Home Loan Bank, which have a shorter duration. That increase in assets that reprice in 12 months or less is compounded by a decrease in time deposits and an increase in commercial demand deposits. Management also modified its gap model to distribute the repricing points for the Bank's money market deposit accounts. This distribution moved $50 million from the 12 month or less repricing bucket into the 1 to 5 year repricing buckets. Management believes that this modification to its gap model more accurately reflects the reaction to interest rate fluctuations relative to non-maturity deposits. Management expects to remain in a positive gap position throughout the remainder of 2003 given the current repricing structure of the Bank's balance sheet.

     The Bank has noted a decrease in its net interest margin resulting from the current decline in short term market rates. During the second quarter of 2003, the Federal Reserve lowered the targeted fed funds rate from the prior quarter. In the short term, the Bank expects a tightening of its net interest margin as a result of the reduction in the yield on interest bearing assets decreasing more rapidly than interest bearing liabilities; however if interest rate rise, a significant portion of the earning assets should reprice upward while the growth in noninterest bearing deposits will tend to hold down funding costs, which will result in improvement in the margin.

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



     ITEM 4.  CONTROLS AND PROCEDURES

         a. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Corporation known to others within the Corporation which is required to be included in our periodic reports filed under the Exchange Act.

         b. There have been no changes in the Corporation's internal controls over financial reporting that occurred during the period this Form 10-Q was being prepared that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

     PART II. OTHER INFORMATION



     ITEM 1.  LEGAL PROCEEDINGS

     The Bank is subject to various claims and legal proceedings arising out of the normal course of business,none of which in the opinion of management is expected to have a material effect on the Bank's operations of financial position.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Corporation was held on June 17, 2003 in Birmingham, Michigan for the purpose of electing one director for a three year term expiring in 2006 and upon the election and qualification of his successor and for the purpose of approving the Amended and Restated 1994 Key Executive Incentive Stock Option Plan.

         The results of the voting were as follows:

           Name of Director         Votes for     Votes withheld
           ----------------         ---------     --------------
          Richard J. Lashley        3,352,560        134,452



         The names of the other directors and their remaining terms are as follows:


              Name of Director      Term
              ----------------      ----
              Irving R. Beimler     2004

              David F. Simon        2004

              Dean A. Friedman      2005

              John W. Palmer        2005

              David L. Shelp        2005



     Also, on July 9, 2003, Walter J. Aspatore was appointed a director to serve until the 2006 annual meeting of shareholders and until the election and qualification of his successor.



         The following are the results with respect to the Amended and Restated 1994 Key Executive Incentive Stock Option Plan

                 For               Against          Abstain
                 ---               -------          -------
                 3,067,907         397,038          22,067

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  10.20 Employment agreement of Craig L. Johnson dated as of June 16, 2003.

                  10.21 Employment agreement of Leonard B. Carleton dated as of June 16, 2003.

                  10.22   Change in Control Agreement of Ronald J. Carr

                  10.23   Change in Control Agreement of Michael A. King

                  10.24 Amended and Restated 1994 Key Executive Incentive Stock Option Agreement

                  31.1    Certification of Chief Executive Officer

                  31.2    Certification of Chief Financial Officer

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         On April 4, 2003, the Corporation filed a Form 8-K disclosing in Item 5 thereof the resignation of an executive officer and the continuation in office of another executive officer.

         On May 5, 2003, the Corporation filed a Form 8-K disclosing in Item 5 thereof the announcement of a cash dividend and the appointment of two new executive officers of Franklin Bank, National Association, and disclosing in
Item 9 thereof, and including as an exhibit, the press release announcing its results of operations for the first quarter ended March 31, 2003.

         On June 24, 2003, the Corporation filed a Form 8-K disclosing in Item 5 thereof the appointment of two new executive officers.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FRANKLIN BANCORP, INC.





  August 14, 2003                            By: /s/ David L. Shelp
                                            ---------------------------
                                         (David L. Shelp, President and CEO)

EXHIBIT INDEX

10.20   Employment agreement of Craig L. Johnson dated as of June 16, 2003.

10.21   Employment agreement of Leonard B. Carleton dated as of June 16, 2003.

10.22   Change in Control Agreement of Ronald J. Carr

10.23   Change in Control Agreement of Michael A. King

10.24   Amended and Restated 1994 Key Executive Incentive Stock Option Agreement

31.1    Certification of Chief Executive Officer

31.2    Certification of Chief Financial Officer

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.