Form 10-Q
period 2003-09-30
FRANKLIN BANCORP INC MI
filed 2003-11-13
CIK 1199025

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO _______.




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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 358-4710


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirement for the past 90 days. Yes  X   No
                                     -----   -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                               -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                               OUTSTANDING AT NOVEMBER 6, 2003
                 -----                               -------------------------------
      Common stock, no par value.                               3,722,870

                             FRANKLIN BANCORP, INC.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial  Statements


Consolidated Statements of Financial Condition at September 30, 2003 (unaudited) and
     December 31, 2002................................................................................................4

Consolidated Statements of Income for the nine months and three months ended
     September 30, 2003 and 2002 (unaudited)..........................................................................5

Consolidated Statements of Comprehensive Income/(Loss) for the nine months and three months ended
     September 30, 2003 and 2002 (unaudited)..........................................................................6

Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2003 and 2002 (unaudited).............................................................................................7

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited).............................................................................................8

Notes to Consolidated Financial Statements (unaudited)................................................................9


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................13


Comparison of nine months ended September 30, 2003 to nine months ended September 30, 2002........................................................................................13

Comparison of three months ended September 30, 2003 to three months ended September 30, 2002........................................................................................17


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...................................................18


ITEM 4. Controls and procedures......................................................................................18


                                               PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings............................................................................................19

ITEM 4. Submission of Matters to a Vote of Security Holders..........................................................19

ITEM 6. Exhibits and Reports on Form 8-K.............................................................................20

Signatures...........................................................................................................21

                                                           [GRANT THORNTON LOGO]







                Report of Independent Certified Public Accountant




Board of Directors and Stockholders
Franklin Bancorp, Inc.



We have reviewed the accompanying consolidated statement of financial condition of Franklin Bancorp, Inc. and subsidiary as of September 30, 2003, and the related consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 and consolidated statements of shareholders' equity and cash flows for the nine month period ended September 30, 2003. These interim financial statements are the responsibility of the company's management.

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




Southfield, Michigan
October 22, 2003

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FRANKLIN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  At
                                                              -----------------------------------------
                                                              September 30, 2003      December 31, 2002
                                                              ------------------      -----------------
ASSETS                                                            (unaudited)
Cash and due from banks                                         $    21,494,754        $    18,171,153
Interest-earning deposits                                               783,107              3,580,028
Time deposits with Federal Home Loan Bank                            31,570,621              9,050,162
                                                                ---------------        ---------------
Cash and cash equivalents                                            53,848,482             30,801,343
Securities available for sale                                       112,315,199            149,836,544
Federal Home Loan Bank stock, at cost                                 5,946,700              5,868,900
Federal Reserve Bank stock, at cost                                     932,750              1,541,500
Loans                                                               336,087,199            333,345,726
Allowance for loan losses                                            (4,466,450)            (5,926,813)
                                                                ---------------        ---------------
Net loans                                                           331,620,749            327,418,913
Real estate owned                                                     1,905,835              2,004,449
Premises and equipment, net                                           3,304,218              3,026,171
Bank Owned Life Insurance (BOLI)                                     11,009,463              9,799,009
Other assets                                                          7,500,647             12,181,487
                                                                ---------------        ---------------
Total assets                                                    $   528,384,043        $   542,478,316
                                                                ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                        $   416,713,944        $   429,129,830
Borrowings                                                           65,000,000             65,000,000
Other liabilities                                                     1,822,066              2,706,791
                                                                ---------------        ---------------
Total liabilities                                                   483,536,010            496,836,621
Shareholders' equity:
Common stock - no par value; stated value $1 per share;
     authorized 6,000,000 shares, Issued and
     outstanding 3,718,870 shares (3,647,593 shares
     at December 31, 2002)                                            3,718,870              3,647,593
Additional paid in capital                                           27,783,381             27,154,384
Retained earnings                                                    11,906,191             12,413,704
Accumulated other comprehensive income                                1,439,591              2,426,014
                                                                ---------------        ---------------
Total shareholders' equity                                           44,848,033             45,641,695
                                                                ---------------        ---------------
Total liabilities and shareholders' equity                      $   528,384,043        $   542,478,316

Franklin Bancorp, Inc.
Consolidated Statements of Income (unaudited)

                                                                Three Months Ended                     Nine Months Ended
                                                                   September 30                           September 30
                                                        ----------------------------------     ----------------------------------
                                                              2003               2002                2003                2002
                                                              ----               ----                ----                ----
Interest income
Interest on loans                                         $  5,191,672       $  6,357,729        $ 16,474,418       $ 19,051,026
Interest on securities                                         636,166          1,389,756           2,460,913          4,683,824
Other interest and dividends                                   634,241            677,330           1,847,405          1,841,228
                                                          ------------       ------------        ------------       ------------
Total interest income                                        6,462,079          8,424,815          20,782,736         25,576,078

Interest expense
interest on deposits                                           719,052          1,255,225           2,471,101          3,745,267
Interest on other borrowings                                   728,723            729,103           2,167,470          2,230,331
                                                          ------------       ------------        ------------       ------------
Total interest expense                                       1,447,775          1,984,328           4,638,571          5,975,598
                                                          ------------       ------------        ------------       ------------
Net interest income                                          5,014,304          6,440,487          16,144,164         19,600,480
Provision for loan losses                                    1,025,653            300,000           2,276,959          1,275,000
                                                          ------------       ------------        ------------       ------------
Net interest income after provision for loan losses          3,988,651          6,140,487          13,867,205         18,325,480
Non interest income
Deposit account service charges                                777,566            814,187           2,302,780          2,392,713
Net gain on sale of securities                                       -            327,948             455,511            648,356
Net (loss) on sale of other assets                                   -            (40,000)                  -            (41,602)
Other                                                          376,156            420,978           1,165,687          1,246,647
                                                          ------------       ------------        ------------       ------------
Total non interest income                                    1,153,722          1,523,113           3,923,978          4,246,114
Non interest expense
Compensation and benefits                                    2,314,687          2,389,274           7,095,143          7,117,177
Severance compensation                                           2,637             69,516           2,977,539            199,835
Occupancy and equipment                                        836,998            805,591           2,440,218          2,390,538
Defaulted loan expense                                         179,649            214,149             638,150            446,380
Other                                                        1,356,105          2,010,821           4,260,537          4,734,472
                                                          ------------       ------------        ------------       ------------
Total non interest expense                                   4,690,076          5,489,351          17,411,587         14,888,402
                                                          ------------       ------------        ------------       ------------
Income before Federal income tax provision                     452,296          2,174,249             379,596          7,683,192
Federal income tax provision                                    25,132            502,646               3,335          1,900,145
                                                          ------------       ------------        ------------       ------------
Net income before preferred stock dividends                    427,164          1,671,603             376,261          5,783,047
Preferred stock dividend of subsidiary                               -            450,225                   -          1,350,675
                                                          ------------       ------------        ------------       ------------
Net income                                                $    427,164       $  1,221,378        $    376,261       $  4,432,372
                                                          ============       ============        ============       ============

Net income per common share
Average common shares outstanding
  Basic                                                      3,709,083          3,635,331           3,687,546          3,629,075
  Diluted                                                    3,794,077          3,774,348           3,769,369          3,769,934
Net income per common share
  Basic                                                   $       0.12       $       0.34        $       0.10       $       1.22
  Diluted                                                 $       0.11       $       0.32        $       0.10       $       1.18

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive
Income/(Loss) (unaudited)

                                                           Three Months Ended                  Nine Months Ended
                                                               September 30,                     September 30,
                                                      -------------------------------    ------------------------------
                                                          2003              2002             2003              2002
                                                          ----              ----             ----              ----
Net income                                             $  427,164        $1,221,378       $  376,261        $4,432,372
  Other comprehensive income/(loss), net of tax
    Unrealized gains/(losses) on securities:
      Unrealized holding gains/(losses) arising
during the period                                        (847,482)        1,126,002         (685,786)        2,303,100
      Less: reclassification adjustment for gains
included in net income                                          -           327,948          300,637           648,356
                                                       ----------        ----------       ----------        ----------
      Other comprehensive income/(loss)                  (847,482)          798,054         (986,423)        1,654,744
                                                       ----------        ----------       ----------        ----------
Comprehensive income/(loss)                            $ (420,318)       $2,019,432       $ (610,162)       $6,087,116
                                                       ==========        ==========       ==========        ==========



See Notes to Consolidated Financial Statements.

Franklin Bancorp, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                             ------------------------------------
                                                                  2003                2002
                                                                  ----                ----
COMMON STOCK
Balance at beginning of period                                $  3,647,593        $  3,607,542
Exercise of options                                                 71,277              28,789
                                                              ------------        ------------
BALANCE AT END OF PERIOD                                         3,718,870           3,636,331

ADDITIONAL PAID IN CAPITAL
Balance at beginning of period                                  27,154,384          27,839,246
Exercise of options                                                628,997             405,864
                                                              ------------        ------------
BALANCE AT END OF PERIOD                                        27,783,381          28,245,110

RETAINED EARNINGS
Balance at beginning of period                                  12,413,704           9,722,876
Net income                                                         376,261           4,432,372
Cash dividend on common stock ($.24 per share in 2003)            (883,774)           (833,712)
                                                              ------------        ------------
BALANCE AT END OF PERIOD                                        11,906,191          13,321,536

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of period                                   2,426,014           1,009,795
Change in accumulated other comprehensive income/(loss)           (986,423)          1,654,744
                                                              ------------        ------------
BALANCE AT END OF PERIOD                                         1,439,591           2,664,539
                                                              ------------        ------------

TOTAL SHAREHOLDERS' EQUITY                                    $ 44,848,033        $ 47,867,516
                                                              ============        ============

Consolidated Statements of Cash Flows (unaudited)                                          Nine Months Ended
                                                                                              September 30,
                                                                                  -------------------------------------
                                                                                        2003                2002
                                                                                        ----                ----
Cash flows from operating activities
Net income                                                                          $    376,261        $  4,432,372
Adjustments to reconcile net income to cash provided by
operating activities:
  Provision for loan losses                                                            2,276,959           1,275,000
  Depreciation and amortization                                                          897,551             861,598
  Realized gain on sale of securities, net and other assets                             (455,511)           (689,959)
  Increase in cash surrender value of life insurance                                    (380,455)           (454,192)
  Net deferral of loan origination costs/fees                                             29,856              60,632
Decrease in accrued interest receivable                                                  714,643             426,800
Amortization and accretion on securities                                                 913,948            (577,030)
Decrease in prepaid expenses and other assets                                          3,999,306           2,023,142
Decrease in accrued interest payable, deferred taxes and other
liabilities                                                                             (884,726)           (318,351)
                                                                                    ------------        ------------
Total adjustments                                                                      7,111,571           2,607,640
                                                                                    ------------        ------------
Net cash provided by operating activities                                              7,487,832           7,040,012

Cash flows from investment activities
Purchase of securities available for sale                                            (30,836,248)        (46,671,223)
Proceeds from sales of securities available for sale                                   5,192,400          27,874,409
Proceeds from maturities and paydowns of securities available
for sale                                                                              61,670,914          23,148,073
Increase in loans                                                                     (8,343,382)        (10,999,884)
(Purchase) sale of Federal Reserve Bank/Federal Home Loan
Bank stock                                                                               530,950             (19,500)
Purchase of cash value life insurance                                                   (830,000)                  -
Proceeds from the sale of real estate owned                                            1,949,656             462,557
Capital expenditures                                                                  (1,175,598)           (694,644)
                                                                                    ------------        ------------
Net cash provided by investment activities                                            28,158,692          (6,900,212)

Cash flows from financing activities
Net (decrease)/increase in deposits                                                  (12,415,886)         34,304,628
Decrease in short term borrowings and subordinated capital
notes                                                                                          -         (14,605,696)
Exercise of common stock options                                                         700,274             434,653
Cash dividends paid on common stock                                                     (883,773)           (833,712)
                                                                                    ------------        ------------
Net cash (used in)/provided by financing activities                                  (12,599,385)         19,299,873
                                                                                    ------------        ------------
Net increase in cash and cash equivalents                                             23,047,139          19,439,673
                                                                                    ------------        ------------
Beginning cash and cash equivalents                                                   30,801,343          24,456,994
                                                                                    ------------        ------------
Ending cash and cash equivalents                                                    $ 53,848,482        $ 43,896,667
                                                                                    ============        ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                                                          $  4,697,222        $  6,001,413
  Federal income taxes                                                                         -           1,927,839
Non-cash investing and financing activities:
  Transfer from loans to real estate owned (net)                                       1,834,731           2,086,302

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

     The results of operations for the three month or the nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.

     The Consolidated Statement of Financial Condition as of December 31, 2002 has been derived from the audited Consolidated Statement of Financial Condition as of that date.

     Stock Options

     At September 30, 2003, the Corporation had two stock-based employee compensation plans and two stock based director compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted under those plans have an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The Corporation did not grant options on shares during the quarter ended September 30, 2003. If the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, the effect on net income per share of stock-based employee compensation was less than $.01 per share in each of the periods presented.

     Recent Accounting Pronouncements

     In April 2003 the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after September 30, 2003. It is not expected that the provisions of Statement No. 149 will have a material impact on the financial position or results of operations of the Corporation.

     In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. It is not expected that provisions of Statement No. 150 will have a material impact on the financial position or results of operations of the Corporation.

Franklin Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 2. Earnings Per Share:

     Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                        -----------------------------    ------------------------------
                                                            2003             2002             2003             2002
                                                            ----             ----             ----             ----
NUMERATOR
Net income                                               $  427,164       $1,221,378       $  376,261       $4,432,372
Numerator for basic and diluted earnings per share
  Income available for common shareholders                  427,164       $1,221,378       $  376,261       $4,432,372

DENOMINATOR
Denominator for basic earnings per share -
 weighted average share outstanding                       3,709,083        3,635,331        3,687,546        3,629,075
Employee stock options                                       84,994          139,017           81,823          140,859
Denominator for diluted earnings per share -
 adjusted weighted average share outstanding              3,794,077        3,774,348        3,769,369        3,769,934
Basic earnings per share                                 $     0.12       $     0.34       $     0.10       $     1.22
Diluted earnings per share                                     0.11             0.32             0.10             1.18

     Note 3.  Loans, Nonperforming Assets and Allowance for Loan Losses:

         The following table summarizes changes in the allowance for loan and lease losses arising from loans being charged off, recoveries on loans which had previously been charged off, and the provision for loan losses.

                                                                            September 30,
                                                                   -------------------------------
                                                                        2003                 2002
                                                                        ----                 ----
Balance at beginning of period                                     $5,926,813           $4,863,948
Provision for loan losses                                           2,276,959            1,275,000
CHARGE-OFFS
Commercial                                                          1,346,371              722,561
Commercial mortgage                                                 2,656,641
Consumer                                                            1,219,574            1,343,446
Residential mortgage                                                  432,971
Overdraft                                                              35,887               58,686
Lease financing                                                          --                 68,334
                                                                   ----------           ----------
Total charge-offs                                                   5,691,443            2,193,027
RECOVERIES
Commercial                                                            568,854              129,648
Commercial mortgage                                                   473,819
Consumer                                                              815,432              770,039
Residential mortgage                                                   12,000                 --
Overdraft                                                              28,884               15,341
Lease financing                                                        55,132              197,587
                                                                   ----------           ----------
Total recoveries                                                    1,954,121            1,112,615
                                                                   ----------           ----------
Net charge-offs                                                     3,737,322            1,080,412
                                                                   ----------           ----------
Balance at end of period                                           $4,466,450           $5,058,536
                                                                   ==========           ==========

Allowance as a percentage of
  Loans                                                                  1.33%                1.52%
  Nonperforming loans                                                  136.54%               90.00%
  Nonperforming assets                                                  85.40%               64.44%
  Net charge-offs (annualized)                                          89.63%              351.15%
Net charge-offs to average loans outstanding (annualized)                1.60%                0.45%

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Note 3. Loans, Nonperforming Assets and Allowance for Loan Losses:

     The following table summarizes the non-performing loans and assets arising from loans on non-accrual status, loans being deemed to be non-performing and real estate assets acquired in satisfaction of debt that the Bank currently owns:

NONPERFORMING ASSETS ANALYSIS

                                                                                 At
                                                          --------------------------------------------------
                                                          September 30,      December 31,      September 30,
                                                                 2003              2002               2002
                                                                 ----              ----               ----
NONACCRUAL LOANS
Commercial                                                $1,029,700          $  338,547          $2,364,036
Commercial mortgage                                        1,441,493           3,104,793           2,329,761
Residential mortgage                                         599,987           1,313,654             834,766
Consumer                                                     200,020              75,993              91,872
                                                          ----------          ----------          ----------
Total nonaccrual loans                                     3,271,200           4,832,987           5,620,435

REAL ESTATE OWNED
Commercial mortgage                                        1,130,835             540,326             636,475
Residential mortgage                                         775,000           1,464,123             101,678
                                                          ----------          ----------          ----------
Total real estate owned                                    1,905,835           2,004,449             738,153
Real estate in redemption                                     53,265             485,534           1,491,429
                                                          ----------          ----------          ----------
Total nonperforming assets                                $5,230,300          $7,322,970          $7,850,017
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

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002:

     NET INTEREST INCOME

     Interest income decreased by $4.8 million, along with interest expense which decreased by $1.3 million, resulting in a decrease in net interest income of $3.5 million or 17.6% when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002. The net interest margin was 4.46% and 5.03% for the nine months ended September 30, 2003 and 2002, respectively. Interest income earned on the loan portfolio decreased $2.6 million or 13.5% when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002. Another large decrease in interest income came from securities and other investments, with a decrease of $2.2 million when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002. The decrease in interest income was primarily the result of the overall decrease in interest rates over the last fifteen months and the decline in average earning asset balances of $19.5 million or 3.9% for the nine months ended September 30, 2003. Average balances for outstanding loans decreased by $11.1 million or 3.5% when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002. Average balances for securities decreased $27.9 million or 17.2%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Offsetting some of these decreases was an increase in the average balance of $19.5 million in the Federal Home Loan Bank time deposit account, a short-term investment vehicle.



     Interest expense is comprised of interest on deposits and interest on other borrowings, primarily Federal Home Loan Bank advances. Interest on deposits decreased $1.3 million or 34.0% when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002. Both the decline in market interest rates and the shift of deposit balances to non-interest bearing accounts caused the reduction. The Federal Home Loan Bank advances carried fixed rates during these periods, which equated to a weighted average rate of 4.42 percent and 4.41 percent for the nine months ended September 30, 2003 and the nine months ended September 30, 2002, respectively. The interest on other borrowings declined $62,861 or 2.8% when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

(Dollars in Thousands)

     The following schedule presents the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding.

Average balances/Net interest income/Average rates
Nine months ended September 30                                 2003                                           2002
                                           -----------------------------------------      ----------------------------------------
                                                                    Tax      Average                               Tax     Average
                                                 Average     Equivalent       Yield\            Average     Equivalent      Yield\
                                                 Balance       Interest         Rate            Balance       Interest        Rate
                                                 -------       --------         ----            -------       --------        ----
INTEREST EARNING ASSETS:
Loans                                        $   311,351     $   16,474         7.05 %      $   322,478     $   19,051        7.88 %
Taxable investment securities                     73,149          2,163         3.94             68,173          4,516        5.06
Non-taxable investment securities                 11,138            462         5.53              8,314            407        6.36
Interest bearing deposits                         33,310            268         1.07             13,847            179        1.71
Other                                             49,949          1,573         4.20             85,603          1,561        5.98
                                           -------------   ------------                   -------------    -----------
Total earning assets                             478,897         20,940         5.83            498,415         25,714        6.88
NON EARNING ASSETS
Allowance for loan losses                         (5,385)                                        (4,843)
Cash and due from banks                           22,414                                         21,040
Accrued income and other assets                   35,961                                         32,972
                                           -------------                                  -------------
Total assets                                 $   531,887                                    $   547,584
                                           =============                                  =============

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits                 185,437          1,361         0.98            175,131          3,745        2.08
FHLB advances                                     65,422          2,168         4.42             65,687          2,173        4.41
Other                                             48,114          1,110         3.08             68,729             57        1.88
                                           -------------   ------------                   -------------    -----------
Total interest bearing liabilities               298,973          4,639         2.07            309,547          5,975        2.57
                                                           ------------                                    -----------
NONINTEREST BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits                                  185,680                                        172,089
Other                                              2,251                                          1,524
Preferred stock of subsidiary                          -                                         19,500
Shareholders' equity                              44,983                                         44,922
                                           -------------                                  -------------
Total liabilities and shareholders'
  equity                                     $   531,887                                    $   547,582
                                           =============                                  =============
Interest rate spread                                                            3.76                                          4.31
Net interest income (FTE)                                        16,301                                         19,739
Less:  FTE adjustment                                               157                                            139
                                                           ------------                                    -----------
Net interest income                                              16,144                                         19,600
                                                           ============                                    ===========
Contribution to net interest margin from
  noninterest bearing sources of funds                                          0.70                                          0.72
                                                                             -------                                      --------
Net interest margin (FTE)                                                       4.46 %                                        5.03 %

     NON INTEREST INCOME

     Total non interest income decreased by $322,136 or 7.6% for the nine months ended September 30, 2003 when compared to the same period ended 2002. There was a decrease in deposit account service charges of $89,933 or 3.8% and a reduction in securities gains of $192,845 to $455,511 or 29.7% when comparing the nine months ended September 30, 2003 to the same period ended September 30, 2002. These changes can be attributed to competitive pricing and current market forces regarding deposit account service charges along with the Bank's conservative approach to management of its investment securities portfolio.

     Operating fee income (defined as non interest income excluding gains or losses on sales of securities, loans, real estate owned and repossessed assets) decreased slightly by $170,893 for the nine months ended September 30, 2003 compared to the same period in 2002.

     NON INTEREST EXPENSE

         Non interest expenses were $17.4 million for the nine months ended September 30, 2003 compared to $14.9 million for the same period ended September 30, 2002. Increases in severance compensation accounted for $2.8 million of the $2.5 million increase. Compensation and benefits decreased modestly by $22,034 for the nine months ended September 30, 2003 compared to the same period in 2002. Defaulted loan expenses increased $191,769 for the nine months ended September 30, 2003 compared to the same period in 2002.

     INCOME TAXES

         The income tax provision for the first nine months of 2003 totaled $3,335 compared to $1,900,145 for the same period a year ago. The effective tax rate was 20.0% for the first nine months of 2003, compared to 30.0% for the nine months ended September 30, 2002. In addition there was an adjustment to the 2003 tax provision for the difference between taxes accrued in 2002 and the amount of the final calculation of taxes as shown in the 2002 federal income tax return in the amount of $72,500.

     FINANCIAL CONDITION

     Total assets were $528.4 million at September 30, 2003 compared to $542.5 million at December 31, 2002. When comparing average balances for the nine month periods ending September 30, 2003 and 2002, cash and cash equivalents increased $20.8 million and represented 10.5% and 6.4%, respectively, of total assets. However, cash and cash equivalents increased by $23.0 million from December 31, 2002 to September 30, 2003. The majority of these funds are invested on a short term basis in the Federal Home Loan Bank time deposit account. Late in the third quarter of 2003, the Bank purchased $29.5 million of high quality single family whole loans that are located in markets with which the Bank is familiar. The weighted average yield on these loans is 5.13 percent and the funds used to purchase these loans were funds previously invested with The Federal Home Loan Bank which yielded only 0.96 percent during the month of September. It is anticipated that these loan purchases will serve three very positive and important goals, (1) improve the net interest margin, (2) diversify the loan portfolio and (3) continue to improve the overall credit quality of the Bank's loan portfolio.

     INVESTMENTS

     Investment balances decreased $37.5 million or 25.0% from December 31, 2002 to September 30, 2003 as securities matured throughout the period. The Bank continues to maintain a conservative approach to its investment acquisitions. Market conditions during the first nine months of 2003 have provided limited opportunities to invest for a term and at a yield that management considered attractive.

     LOANS

     Net loan balances increased $2.7 million or 0.8% from December 31, 2002 to September 30, 2003. Residential loan purchases caused the growth as short-term deposits held with the Federal Home Loan Bank were used as a funding source.

Franklin continues to aggressively manage its credit risk during the current sluggish economic period. As a result, total non-performing assets declined to $5.2 million at September 30, 2003, down from $6.8 million at December 31, 2002. In addition to the improvement in the non-performing assets classification, the Bank's delinquent loans, (loans with scheduled payments 30 days or more past due) to total loans ratio improved from 2.45% as of December 31, 2002 to

1.37% as of September 30, 2003. The quality of the loan portfolio has been improved through the reduction in delinquent loans and the addition of the high quality residential mortgages.

     ALLOWANCE FOR LOAN LOSSES

     At September 30, 2003, Franklin's allowance for loan losses (ALLL) as a percentage of loans outstanding was 1.33% compared to 1.52% at September 30, 2002. Franklin increased its provision for the nine months ended September 30, 2003 to $2,276,959 compared to $1,275,000 for the nine months ended September 30, 2002. During the first nine months of 2003, Franklin had net charge-offs of $3.7 million compared to $1.1 million for the first nine months of 2002. The majority of the increase in net charge-offs was related to five commercial loan relationships which were charged-off during the nine months ended September 30, 2003.

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

     LIQUIDITY

     Franklin competes aggressively for business demand and money market deposits in southeastern Michigan; which comprise Franklin's primary liquidity source. Franklin's principal sources of funds for its lending and investment activities have consisted of deposits, principal repayment on loans, and, to a lesser extent, Federal Home Loan Bank advances and repurchase agreements. Principal uses of funds for Franklin include the origination or purchase of loans and the repayment of maturing deposit accounts and other borrowings. The Bank anticipates it will have sufficient funds available to meet current loan commitments, as well as its other future liquidity needs. The liquid asset level increased during the first nine months of 2003 by $23.0 million substantially as a result of the decrease in investments.

     DEPOSITS AND BORROWED FUNDS

     During the nine month period ended September 30, 2003, Franklin experienced a decrease in total deposits of $12.4 million. Commercial demand deposits were the principal source of growth in deposits with an increase of $3.0 million, which was more than offset by the decrease in time deposits of $17.6 million and a decrease in the money fund accounts of $1.5 million. Thus the majority of the decrease was within the higher interest rate paying certificate categories.


     REGULATORY CAPITAL


         The following table compares the Bank's regulatory capital requirements and ratios at September 30, 2003 and December 31, 2002.

                                                                     TIER 1                   TIER 1                 TOTAL
(In thousands)                                                      LEVERAGE                RISK-BASED             RISK-BASED
------------------------------------------------------------------------------------------------------------------------------
Regulatory capital balances at September 30, 2003                $       43,408         $       43,408          $      47,875
Required regulatory capital (well capitalized)                           26,594                 24,864                 41,440
                                                                 -------------------------------------------------------------
Capital in excess of well capitalized                                   $16,814                $18,544                 $6,435
                                                                 =============================================================
Capital ratios at September 30, 2003                                      8.16%                 10.48%                 11.55%
Capital ratios at December 31, 2002                                        7.55                  10.63                  11.89
Regulatory capital ratios--"well capitalized" definition                   5.00                   6.00                  10.00


     The increase in the Tier 1 Leverage Ratio from December 31, 2002 to September 30, 2003 was the result of decreases in risk weighted assets. The Bank remains well capitalized with a Tier 1 Leverage ratio of 8.16% at September 30, 2003.

     The changes in Tier 1 Risk-based and Total Risk-based Ratios are a reduction of 15 basis points and a decrease of 34 basis points, respectively, despite an increase in regulatory equity capital of $192,761, but a decrease in total regulatory capital of $1.3 million when compared to December 31, 2002. This decrease in total regulatory capital at September 30, 2003 is primarily due to the reduction in the allowance for loan losses from the December 31, 2002 balance.

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     The trends and comparisons for the quarters ended September 30, 2003 and 2002 are substantially similar to those of the nine month periods ended on the same respective dates. This portion of Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the reader has read the preceding. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of
Item 2.

     NET INTEREST INCOME

     The decrease in net interest income of $1.4 million in the third quarter of 2003 compared to the third quarter of 2002 is a result of declining interest rates and a shift in earning asset composition from loans and securities to short term interest bearing deposits. Interest expense on other borrowings increased from 37% to 50% of total interest expense as the balance of the fixed rate borrowings from the Federal Home Loan Bank remained stable while the rates and balances of interest bearing deposits declined, which resulted in less of a decline in interest expense than interest income. This resulted in a drop in the Bank's net interest income when comparing the quarters. Therefore, a positive gap position in a declining rate environment will generally result in reduced net interest income unless volume increases are able to compensate.


PROVISION FOR LOAN LOSSES

     The provision for loan losses of $1,025,653 in the third quarter of 2003 was $725,653 greater than the provision in 2002's second quarter. The provision for loan losses will vary from quarter to quarter as the changes in the assessment of the adequacy of the allowance for loan losses and net charge offs during the period will determine the amount of provision required.



NON INTEREST INCOME

     Non interest income in the third quarter of 2003 had no gains on the sale of securities, while the third quarter of 2002 included $327,948 of gains on the sale of securities.

NON INTEREST EXPENSE

     Non interest expense decreased by $799,276 in the third quarter of 2003 compared to the same quarter in 2002. Severance expenses were $66,879 higher in the third quarter of 2002 than in the third quarter of 2003. Outside service expenses were down $474,786, compensation and benefits declined by $74,587 and communication expense declined by $27,004 in the third quarter of 2003 compared to the third quarter of 2002.

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

      When comparing the September 30, 2003 and December 31, 2002 12 month gap model, the increase in the positive gap can be attributed primarily to a decrease in investment securities along with an increase in time deposits with the Federal Home Loan Bank, which have a shorter duration. The increase in assets that reprice in 12 months or less is compounded by a decrease in time deposits and an increase in commercial demand deposits. Management also modified its gap model to distribute the repricing points for the Bank's money market deposit accounts. This distribution moved $50 million from the 12 month or less repricing category into the 1 to 5 year repricing category. Management believes that this modification to its gap model more accurately reflects the reaction to interest rate fluctuations relative to non-maturity deposits. Management expects to remain in a positive gap position throughout the remainder of 2003 given the current repricing structure of the Bank's balance sheet. The purchase of residential mortgages has reduced the asset sensitivity since the end of the second quarter by redeploying some of the short term deposits with the FHLB into loans.

     The Bank has noted a decrease in its net interest margin resulting from the current decline in short term market rates. During the second quarter of 2003, the Federal Reserve lowered the targeted fed funds rate from the prior quarter. In the short term, the Bank expects a tightening of its net interest margin as a result of the reduction in the yield on interest bearing assets decreasing more rapidly than interest bearing liabilities; however if interest rates rise, a significant portion of the earning assets should reprice upward while the growth in noninterest bearing deposits will tend to hold down funding costs, which should result in improvement in the margin.

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

     PART II. OTHER INFORMATION



     ITEM 1.  LEGAL PROCEEDINGS

     The Bank is subject to various claims and legal proceedings arising out of the normal course of business,none of which in the opinion of management is expected to have a material effect on the Bank's operations or financial position.



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  31.1     Certification of Chief Executive Officer

                  31.2     Certification of Chief Financial Officer

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

          On July 29, 2003, the Corporation filed a Form 8-K disclosing in Item 12 thereof and including as an exhibit in Item 7 thereof, a press release announcing the consolidated results of operations for the second quarter ended June 30, 2003.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FRANKLIN BANCORP, INC.





     November 10, 2003                      By: /s/ Craig L. Johnson
                                            ---------------------------
                                            Craig L. Johnson, President and
                                            Chief Executive Officer



                                            By: /s/ Leonard B. Carleton
                                            ---------------------------
                                            Leonard B. Carleton, Chief Financial
                                            Officer

EXHIBIT INDEX

31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.