Form 10-K
period 2003-12-31
FRANKLIN BANCORP INC MI
filed 2004-03-30
CIK 1199025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003          COMMISSION FILE NO. 0-50078

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

                                 (248) 358-4710
              (Registrant's telephone number, including area code)

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

                                 YES |X| NO ||.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                  YES || NO |X|

As of March 22, 2004 there were issued and outstanding 3,781,024 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold as of June 30, 2003 was $52,176,620.12.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                      INDEX

                                     PART I

ITEM 1. BUSINESS ..............................................................4

ITEM 2. PROPERTIES............................................................12

ITEM 3. LEGAL PROCEEDINGS.....................................................12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................12

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................13

ITEM 6. SELECTED FINANCIAL DATA...............................................13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION......................................................15

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........32

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE .....................................................32

ITEM 9A.  CONTROLS AND PROCEDURES.............................................32

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................32

ITEM 11. EXECUTIVE COMPENSATION...............................................35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...............................40

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................42

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................42

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K.......................................................43

SIGNATURES ...................................................................45

                                     PART I

ITEM 1. BUSINESS

      GENERAL

      Franklin. Franklin Bancorp, Inc. ("Franklin", the "Company" or the "Corporation") was incorporated under the Michigan Business Corporation Act on February 14, 2002. Franklin is a bank holding company registered with, and subject to, the supervision of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. Franklin Bank, National Association ("Franklin Bank" or the "Bank"), a wholly-owned subsidiary of Franklin, is a national bank, which was incorporated in 1983 as a Michigan state-chartered savings and loan association and converted its charter to that of a national bank in 1991. In October 2003, Franklin Bank organized Franklin Safe Deposit Corporation as its wholly-owned subsidiary, to engage in the safety deposit box business. Also, in October 2003, Franklin Bank and Franklin Safe Deposit Corporation formed Franklin Mortgage Services LLC, a Michigan limited liability company, to act as a mortgage company subsidiary. Franklin Safe Deposit Corporation is a Michigan corporation which will own and lease safety-deposit boxes to customers. Franklin Mortgage Services LLC is owned 99% and 1% by Franklin Bank and Franklin Safe Deposit Corporation, respectively. Franklin Bank has transferred $146 million of commercial real estate loans to Franklin Mortgage Services as part of its capital contribution. Franklin Mortgage Services will be originating first mortgage loans on residential properties. Franklin became a bank holding company after the close of business on October 23, 2002 as a result of the reorganization of Franklin Bank involving an exchange of all the outstanding common stock of Franklin Bank on a one-for-one basis into common stock of Franklin.

      Franklin has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict Franklin with respect to its own activities and activities of any subsidiaries to the business of banking or such other activities, which are closely related to the business of banking. The principal role of Franklin is to supervise the activities of Franklin Bank. Franklin derives substantially all of its income from dividends from Franklin Bank.

      Since its conversion to a national banking association charter, Franklin Bank's business strategy has been focused on low cost deposit gathering and lending to small and medium-sized businesses, business owners and, to a lesser extent, individual customers found in Franklin Bank's primary market areas of Southeast Oakland County and parts of Wayne and Macomb counties, Michigan. While Franklin Bank offers many standard lending and deposit products, Franklin Bank promotes its products and services through non-traditional delivery platforms which emphasize courier deposit pick-up services, lockbox remittance services, web banking and free ATM services; all of which do not require significant branch facilities.

      Franklin's headquarters are located at 24725 West Twelve Mile Road in Southfield, Michigan. Franklin Bank maintains its principal office at 24725 West Twelve Mile Road in Southfield, Michigan "and has" three full service regional branches located in Southfield, Birmingham and Grosse Pointe Woods, Michigan, and two Business Center branches in Southfield and Troy, Michigan.

      Recent Development. As previously announced, Franklin has entered into a definitive agreement dated as of November 10, 2003, and as amended on February 3, 2004 (the "merger agreement") to be acquired by First Place Financial Corporation ("First Place"), a unitary savings and loan holding company. First Place Bank, a federal savings association and wholly-owned subsidiary of First Place, is headquartered in Warren, Ohio. Under the agreement, the holding companies will merge with Franklin merging with and into First Place. After the holding companies merge, the subsidiaries will merge (the "subsidiary merger"), with First Place merging with Franklin Bank, and Franklin Bank changing its name to "First Place Bank" and its main office to Warren, Ohio. In connection with the merger, on February 9, 2004, Franklin Bank filed an application with the Office of Thrift Supervision to convert from a national banking association to a federal savings association. Such conversion is proposed to occur at the same time as the merger of the holding companies. First Place and Franklin may agree, due to business, tax or other considerations, to revise the structure of the subsidiary merger before the subsidiary merger is completed by amending the subsidiary merger agreement (e.g., by having Franklin Bank merge with and into First Place Bank). Completion of the merger depends on satisfying a number of conditions. There is no certainty as to whether or when the conditions to the merger will be satisfied, or waived where permissible or that the merger will be completed.

      LENDING ACTIVITIES

      Franklin Bank's lending activities focus on originating commercial real estate loans, other non-real estate commercial loans, residential construction loans and consumer loans.

      Commercial Real Estate Lending. Franklin Bank has historically originated permanent loans secured by commercial real estate and, to a significantly lesser extent, land development loans. Essentially all commercial real estate loans originated by Franklin Bank to date have been secured by real property located in Michigan.

      Franklin Bank's commercial real estate loans generally are for terms of five to ten years with 25-year amortization periods, generally have loan-to-value ratios of up to 80% of the appraised value of the secured property, and are typically secured by full or partial personal guarantees of the borrowers. At December 31, 2003, approximately 63.2% of Franklin Bank's commercial real estate loan portfolio had adjustable rates. Of those, 96% are tied to prime interest rate.

      At December 31, 2003, Franklin Bank's largest commercial real estate loan was a $4.2 million loan secured by a storage facility located in Southfield, Michigan. Franklin Bank had five other commercial real estate loans in excess of $2.5 million in accordance with their payment terms.

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

      Commercial Lending. To a lesser extent, Franklin Bank originates both secured and unsecured commercial loans to small and medium-sized businesses located in Southeast Michigan and parts of Wayne and Macomb counties, Michigan. The loans include term loans, lines of credit, documentary and standby letters of credit. Loans originated on a secured basis generally have interest rates tied to the prevailing prime interest rate. Collateral consists of accounts receivable, inventory, specific equipment and other designated business assets. All such loans typically are wholly or partially personally guaranteed by the business owner or related party.

      A secured small business line of credit is available to Franklin Bank's qualified business checking account customers in amounts of up to $50,000. These loans are structured at higher rates than are charged other types of business borrowers. Franklin Bank attempts to provide each customer with a 24-hour loan review and decision process.

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

      Residential Construction Lending. Franklin Bank makes construction loans on single-family residences to individuals who will ultimately be the owner-occupier of the house. Substantially all of

Franklin Bank's construction loans have been originated with adjustable rates of interest and have terms of eighteen months or less.

      Franklin Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of construction costs proves to be inaccurate, Franklin Bank may be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of value proves to be inaccurate, Franklin Bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to provide appropriate collateral value.

      Consumer Lending. Franklin Bank originates directly and through various dealers a limited number of consumer loans, which are offered at fixed and adjustable rates of interest. In late 1999, Franklin Bank entered into an agreement with DTE Energy (formerly MichCon), a large Michigan utility company, from which Franklin Bank has significantly increased its consumer home improvement loan portfolio, however, such agreement terminated on December 31, 2003. Under such agreement, DTE's dealer network would refer customers needing credit for home improvements to Franklin Bank.

      Consumer loans generally entail greater risks than loans secured by real estate, since many consumer loans are typically unsecured or secured by rapidly depreciating assets such as automobiles and home improvement collateral. Accordingly, repossessed collateral for defaulted consumer loans may not provide an adequate source of repayment of the outstanding loan balance. The relatively small outstanding balance remaining after repossession of collateral often does not warrant further substantial collection efforts against the borrowers beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

      LOANS TO ONE BORROWER

      Under federal law, the aggregate amount of loans that Franklin Bank is permitted to make to any one borrower is generally limited to 15% of total risk based capital. At December 31, 2003, Franklin Bank's loans-to-one-borrower limit was approximately $7.2 million at the 15% level. At December 31, 2003, Franklin Bank has no loans to one borrower in excess of its lending limit.

      NONPERFORMING ASSETS AND RISK ELEMENTS

      When, in the opinion of management, reasonable doubt exists as to the full and timely collection of interest or principal on Franklin Bank's outstanding loans, Franklin Bank will place such loans on non-accrual status. Generally, consumer loans are charged off no later than when they reach 120 days past due status, or earlier, if deemed uncollectible. Loans, other than consumer loans, are generally placed on non-accrual status when management determines that principal or interest may not be fully collectible, but no later than when the loan is 90 days past due on principal or interest. Interest on loans is generally accrued daily based on the principal balance outstanding. However, when a loan is placed on non-accrual status, the accrued interest income is discontinued and interest previously accrued but not collected on non-accrual loans is charged against current income.

      ALLOWANCE FOR LOAN LOSSES

      The provision for loan losses reflects management's evaluation of the adequacy of the allowance for loan losses. The allowance for loan losses represents management's assessment of probable losses inherent in Franklin Bank's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific borrowing customers and for probable losses believed to be inherent but that have not been specifically identified. Franklin Bank allocates the allowance for loan losses to each loan category based on a defined methodology that has been used for several years. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by Franklin Bank management and Franklin Bank's loan review consultants. Business loans consist of non-real estate commercial loans, commercial real estate loans and Franklin Bank lines of credit. A detailed review of the loan portfolio is performed on a quarterly basis to assess the credit quality of Franklin Bank's commercial loan portfolio. A specific portion of the allowance is allocated to such loans based upon this review. The portion of the allowance allocated to the remaining loans is determined by applying projected loss ratios to each risk rating based on both qualitative and quantitative factors. The portion of the allowance allocated to consumer and mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, geographic dispersion of borrowers, and trends with respect to past due and non-accrual amounts.

      See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below relating to the allowance for loan losses, the loan portfolio composition, loan commitments, loan maturity schedule and nonperforming assets.

      SOURCE OF FUNDS

      Franklin Bank's deposits are its primary source of funds for lending and for other general business purposes. In addition to deposits, Franklin Bank derives funds from loan repayments, advances from the FHLB ("FHLB") of Indianapolis and other borrowings. From time to time, Franklin Bank may derive funds from repurchase agreements and loan and securities sales. Scheduled loan repayments are a relatively stable source of funds, while loan prepayments and interest-bearing deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, deposit outflows, or to support expanded activities. Historically, Franklin Bank has borrowed primarily from the FHLB of Indianapolis and through repurchase agreements.

      The ability of Franklin Bank to attract and maintain deposits, and its cost of funds, have been, and will continue to be, significantly affected by general economic and business conditions.

      See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below relating to deposits and other sources of funds.

      INVESTMENT ACTIVITIES

      Franklin Bank invests in various securities, which are acquired in the capital markets. These investments may consist of mortgage, government, agency, municipal and corporate debt securities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below relating to the securities maturity schedule.

      COMPETITION

      Franklin Bank competes aggressively for its business through a systematic program of direct calling on both customers and referral sources such as attorneys, accountants and business people. Franklin Bank's program is enhanced because of its well-established network of existing relationships, which have been created over the years in the area's business community and because of the years of banking experience and community involvement of its senior management and lending officers. Franklin Bank's programs and services are further enhanced by its distinctive marketing focus, including its radio advertising campaign, and by referrals from the growing base of existing business customers.

      Generally, Franklin Bank's business strategy focuses on competing in areas in which it can truly develop niche products and services. Large financial institutions tend to need very large homogeneous markets in order to support high levels of automation and systems development. This leaves smaller product markets and heterogeneous product lines under-served. Large financial institutions also tend to have rigid structures, which adapt slowly to changing market environments and, therefore, provide opportunities for smaller institutions that can react more quickly. Finally, competitive pressures and other regulatory agencies in the past decade have caused a rapid increase in the merger and acquisition activity among financial institutions. The industry consolidation has created marketing opportunities for many smaller institutions, such as Franklin Bank, to service smaller customers in local markets.

SUPERVISION AND REGULATION

      Overview - Franklin. Franklin is a Michigan corporation subject to the Michigan Business Corporation Act. Franklin is a one-bank holding company within the meaning of the Bank Holding Company Act and is registered as such with, and subject to, the supervision of the Federal Reserve Board. Franklin is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board regularly conducts examinations of bank holding companies and their subsidiaries.

      As a banking holding company, Franklin is required to obtain the approval of the Federal Reserve Board:

            - before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, Franklin would own or control more than 5% of the voting shares of such bank; and

            - before the merger or consolidation of Franklin and another bank holding company.

      Franklin also is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from:

            - acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company; and

            - from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries.

      However, Franklin may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      Under the Federal Reserve Board's regulations:

            - a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner; and

            - in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.

      A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

      Overview - Franklin Bank. Franklin Bank is a federally chartered national banking association. Accordingly, Franklin Bank is subject to broad federal regulation and oversight extending to all it operations by the Office of the Comptroller of the Currency (the "OCC"). Franklin Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the FDIC. Franklin Bank is a member of the Savings Association Insurance Fund or SAIF and its deposits are insured by the FDIC. As a result, the FDIC has certain regulatory authority over Franklin Bank.

      Insurance of Accounts and Regulation by the FDIC. Franklin Bank is currently a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insurance institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.

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

      See the discussion under "Regulatory Capital" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

      Limitations on Dividends and Other Capital Distributions. Most of Franklin's revenues are received by it in the form of dividends paid by Franklin Bank. Under Michigan law, dividends to shareholders cannot be made if, after giving them effect, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation's total assets would be less than its total liabilities. As a national bank, Franklin Bank's ability to pay dividends is governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the national bank's net profits for (i) the preceding four quarters in the case of annual dividends; or (ii) the preceding two quarters in the case of quarterly or semi-annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

      The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, Franklin Bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, it would be classified as "undercapitalized" under the OCC's regulations.

      Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC-insured institution, including national banks, has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of Franklin Bank, to assess Franklin Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Franklin Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.

      Due to the heightened attention being given to the CRA in the past few years, Franklin Bank may be required to devote additional funds for investment and lending in its local community. Franklin Bank was examined for CRA compliance in 2003 and received a satisfactory rating.

      Federal Reserve System. As a national bank, Franklin Bank is required to become a member of the Federal Reserve System and subscribe for stock in the Federal Reserve Bank ("FRB") of Chicago in an amount equal to 6% of its paid in capital and surplus (payment for one-half is initially required with the remainder subject to call by the FRB).

      The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts).

      Federal Home Loan Bank System. Franklin Bank is currently a member of the FHLB of Indianapolis, which is one of 12 regional FHLB's that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its member within its assigned region. It is funded primarily from proceeds derived from the sale of consolidation obligations of the FHLB System. It makes loans to members (i.e. advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all loan advances are required to provide funds for residential home financing.

      As a member, Franklin Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 2003, Franklin Bank had $5.9 million in FHLB stock, which was in compliance with this requirement. In past years, Franklin Bank has received substantial dividends on its FHLB stock although there can be no assurance such dividends will continue to be paid in the future.

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

      Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and corresponding banking accounts involving foreign individuals and certain foreign banks and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts, or money laundering activities. The federal banking agencies have become proposing and implementing regulations in interpreting the USA Patriot Act. It is not anticipated that the USA Patriot Act will have a significant impact on the financial condition or results of operations of Franklin.

      Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") which is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to recent corporate scandals. The Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board to oversee the conduct of audits of public companies. Such Board will be funded from assessments on public companies. In addition, the Sarbanes-Oxley Act attempts to strengthen the independence of public company auditors and to increase the responsibility of corporate management. Franklin does not expect that such compliance will have a material impact on Franklin's financial condition or results of operations.

      EMPLOYEES

      At December 31, 2003, the Bank had a total of 163 full-time equivalent employees, none of whom were employed pursuant to collective bargaining agreements. The Bank considers its relations with its employees to be satisfactory.

      SELECTED STATISTICAL AND OTHER INFORMATION

      Certain statistical and other information referenced below is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements" below on the pages referenced.

                                                                                                        Page
                                                                                                        ----
         I.       Distribution of Assets, Liabilities and Stockholders' Equity;
                  Interest Rates and Interest Differential
                  A.       Average Balance Sheets ...................................................     19
                  B.       Net Interest Earnings.....................................................     19
                  C.       Net Interest Income Volume/Rate...........................................     18
         II.      Investment Portfolio
                  A.       Book Value of Investments.................................................     25
                  B.       Due Date of Investments...................................................     25
         III.     Loan Portfolio
                  A.       Types of Loans............................................................     24
                  B.       Maturities and Sensitivities of Loans to Changes in Interest Rates........     25
                  C.       Risk Elements ............................................................     25
                  D.       Other Interest Bearing Assets.............................................     25
         IV.      Summary of Loan and Lease Loss Experiences
                  A.       Allowance For Loan Losses.................................................     20
                  B.       Allocation of Allowance For Loan Losses...................................     21
         V.       Deposit Portfolio
                  A.       Average Deposits..........................................................     19
                  B.       Maturity Distribution of Time Deposits....................................     27
         VI.      Return on Equity and Assets........................................................     16
         VII.     Short Term Borrowings..............................................................     27

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

      The Bank owns the approximately 2,200 square-foot Grosse Pointe Woods branch office located at 20247 Mack Avenue. This property had a net book value of $484,146 at December 31, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Franklin common stock is traded on the Nasdaq National Market under the symbol "FBCP."

      As of March 22, 2004, there were 3,781,024 shares of Franklin common stock outstanding, which were held by approximately 409 holders of record. Such numbers do not reflect the number of individuals or institutional investors holding stock in nominee name through brokerage firms and others.

      The following table sets forth during the periods indicated the high and low sales prices of the Franklin common stock as reported on the Nasdaq National Market and the dividends declared per share of Franklin common stock for the periods included.


CALENDAR PERIOD                                  MARKET PRICE           Dividends
                                          -----------------------      Declared Per
                                            High           Low         Share
                                          --------       --------      ------------
2003

Quarter ended December 31                  $21.55        $18.30         $0.08
Quarter ended September 30                  18.69         17.30          0.08
Quarter ended June 30                       18.01         16.12          0.08
Quarter ended March 31                      18.59         15.75          0.08

2002

Quarter ended December 31                  $18.28        $17.58         $0.08
Quarter ended September 30                  19.01         17.75          0.08
Quarter ended June 30                       19.35         17.65          0.08
Quarter ended March 31                      18.35         16.96          0.08

ITEM 6. SELECTED FINANCIAL DATA

The information with respect to selected financial data is included in the table below entitled "Five Year Summary of Selected Consolidated Financial Data."

FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except for per share data)

                                                                          For the Year Ended December 31,
                                                   ------------------------------------------------------------------------------
                                                      2003             2002             2001             2000             1999
                                                      ----             ----             ----             ----             ----
Income and Expense Items
Total interest income                              $   27,433       $   33,557       $   38,809       $   40,789       $   36,651
Total interest expense                                  6,046            7,911           10,537           12,697           10,493
Net interest income                                    21,387           25,646           28,272           28,093           26,158
Provision for loan losses                               2,903            3,810            1,859            3,693            1,226
Non-interest income                                     5,414            7,027            5,714            4,089            4,154
Non-interest expense                                   22,525           22,644           20,127           26,715           23,121
Net income before preferred stock dividends             1,078            5,616            8,641            1,918            4,757
Net income applicable to common shares                  1,078            3,815            6,840              117            2,956

                                                                                    December 31,
                                                   ------------------------------------------------------------------------------
                                                      2003             2002             2001             2000             1999
                                                      ----             ----             ----             ----             ----
Balance Sheet Items
Total assets                                       $  518,963       $  542,478       $  532,559       $  527,971       $  516,646
Total average assets                                  530,530          553,878          527,830          527,247          512,643
Loans                                                 355,124          333,346          325,325          316,124          275,621
Deposits                                              406,380          429,130          389,358          387,919          400,365
Borrowings                                             65,000           65,000           79,606           82,326           62,521
Common shareholders' equity                            45,737           45,642           42,179           35,288           33,066
Total shareholders' equity                             45,737           45,642           42,179           35,288           33,066
Shares outstanding                                  3,753,667        3,647,593        3,607,542        3,552,550        3,509,537

                                                                      At or For the Year Ended December 31,
                                                   ------------------------------------------------------------------------------
                                                      2003             2002             2001             2000             1999
                                                      ----             ----             ----             ----             ----
Per Share
Book value                                         $    12.18       $    12.51       $    11.69       $     9.93       $     9.42
Basic earnings                                           0.29             1.05             1.92             0.03             0.84
Diluted earnings                                         0.28             1.01             1.86             0.03             0.83
Cash dividends declared - Common Stock                   0.32             0.32             0.28             0.28             0.28
Payout ratio - Common Stock, in percent                 109.6%            29.5%            14.6%           842.1%            33.2%
Market price:
  End of year                                      $    21.55       $    18.25       $    17.60       $    11.63       $     9.56
  52 week high                                          21.55            19.50            17.60            11.63            11.50
  52 week low                                           15.75            16.96            11.03             7.00             7.13

                                                                       At or For the Year Ended December 31,
                                                   ------------------------------------------------------------------------------
                                                      2003             2002             2001             2000             1999
                                                      ----             ----             ----             ----             ----
Asset Quality
Non-performing assets to total assets                    0.46%            1.35%            0.68%            0.71%            1.06%
Net charge-offs to average loans                         1.22             0.80             0.29             1.12             0.78

Key Ratios
Net interest margin                                      4.41             5.12%            5.76%            5.62%            5.58%
Net interest spread                                      3.72             4.15             4.31             3.72             3.94
Operating expenses to average assets                     4.25             4.09             3.81             5.07             4.51
Return on average assets                                 0.20             0.69             1.30             0.02             0.58
Return on average common shareholders' equity            2.39             8.38            17.36             0.35             8.76

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CRITICAL ACCOUNTING POLICIES

Franklin's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that cold be materially different than originally reported. Estimates, assumptions, and judgments are primarily necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent on a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. The most significant accounting policies followed by Bancorp are presented in Note 1 to the consolidated financial statements. These policies, along with disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statements amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of repossessed assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. Any material effects on the consolidated financial statements during the twelve months at 2003 related to these critical accounting areas are discussed in management's discussion and analysis of financial condition and results of operations. In addition, the sensitivities of valuations to adverse changes in the factors and assumptions used in estimating certain fair values are discussed in the notes to the consolidated financial statements. The remainder of management's discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented in Part II, Item 8, Financial Statements and Supplementary Data.

FINANCIAL SUMMARY

The Corporation reported net income of $1.1 million, or $0.28 per diluted share, in 2003 compared to $3.8 million, or $1.01 per diluted share, in 2002 and $6.8 million, or $1.86 per diluted share, in 2001. The return on average assets was
0.20 % in 2003, down from 0.69 % in 2002 and 1.30 % in 2001. The return on average common shareholders' equity was 2.39 % in 2003 compared to 8.38 % in 2002 and 17.36 % in 2001.

FINANCIAL HIGHLIGHTS

(Dollar amounts in thousands; except per share data)

                                                                                       Percent
                                                      2003            2002             Change
                                                      ----            ----             ------
For the year ended December 31,
Net income                                         $    1,078      $    3,815           (71.7)%
Net interest income                                    21,387          25,646           (16.6)
Non-interest income                                     5,414           7,027           (23.0)
Return on average common shareholders' equity            2.39            8.38           (23.2)
Return on average assets                                 0.20            0.69           (71.0)

Per share
Diluted earnings                                   $     0.28      $     1.01           (72.3)
Cash dividend paid - common                              0.32            0.32              --

At December 31,
Assets                                             $  518,963      $  542,478            (4.2)
Loans                                                 355,124         333,346             6.5
Deposits                                              406,380         429,130            (5.3)
Total shareholders' equity                             45,737          45,642             0.2
Book value per share                               $    12.18      $    12.51            (2.6)
Market price per share                                  21.55           18.25            18.1
Total shares outstanding                            3,753,667       3,647,593             2.9

SIGNIFICANT EVENTS

On November 10, 2003, the Corporation entered into an agreement as amended on February 3, 2004, pursuant to which Franklin will be merged with and into First Place Financial Corp. Franklin shareholders will vote on the merger at a special meeting on April 5, 2004.

A new management team was formed during 2003.

            - On November 10, 2003, Craig L. Johnson was appointed President and Chief Executive Officer of Franklin and Franklin Bank, succeeding David L. Shelp who had announced his retirement. Mr. Johnson joined Franklin Bank on June 16, 2003 as Executive Vice President and Chief Lending Officer.

            - On June 16, 2003, in addition to the appointment of Mr. Johnson, (see above), Leonard B. Carleton was appointed Chief Financial Officer and Treasurer of Franklin and Franklin Bank.

            - Effective April 14, 2003, Michael A. King was appointed Senior Vice President of Retail Banking. In addition, on such date, Ronald J. Carr was promoted from Vice President of Human Resources to Senior Vice President and Director of Human Resources.

Market interest rates declined during the first half of 2003 and remained at low levels during the second half of the year. The cost of variable rate deposits and the rates offered on new fixed rate deposits were generally lower during the second half of the year.

In the third and fourth quarters of 2003, the Bank purchased whole loan pools of first lien residential mortgages totaling $53.3 million.

NET INTEREST INCOME

Net interest income is interest earned on loans and investments less interest paid for deposits and other borrowed funds. That net result, plus the impact of net non-interest-bearing funds, expressed as a percentage of average interest-earning assets, is the Bank's net interest margin.

Net interest income and net interest margin are influenced by increases or decreases in the volume of earning assets or interest paying liabilities, and the change in the average rate of interest earned on earning assets or paid for deposits or other borrowed funds.

Net interest income for 2003, 2002 and 2001 was $21.4 million, $25.6 million and $28.3 million, respectively. This represents a decrease in net interest income of 16.61% when comparing 2003 to 2002 and a decrease of 9.29% when comparing 2002 to 2001. Net interest margin for those same periods was 4.42%, 5.12% and 5.76%, respectively.

The decrease in net interest income in 2003 as compared to 2002 was principally caused by a decline in average earning assets of $24.6 million, a greater decline in the yield on earning assets compared to the reduction in cost of interest-bearing sources of funds (93 basis points versus 51 basis points, respectively), and a shift in the mix of earning assets to lower yielding, short-term investments. Interest earned on loans in 2003 amounted to $22.0 million compared to $25.1 million in 2002 and $28.7 million in 2001. The yield on loans declined to 6.89% in 2003 from 7.77% in 2002 and 8.87% in 2001.

As management determined that longer term investments were not attractive at the market rates, funds were invested in interest-bearing deposits with banks until other opportunities became available. In the third and fourth quarters, whole mortgage loans were purchased in the amount of $53.3 million. These loans have yields significantly higher than the interest-bearing deposits and contribute to improving the quality of the loan portfolio at the same time.

Factors that contributed to the Bank's decrease in net interest income during the year 2002 include relatively flat average earning balances in the loan portfolio coupled with a decline in the average rate earned on earning assets. During the same period the average amount invested in other earning assets, such as U.S. Treasury and mortgage-backed securities and interest-earning deposits, increased by $12.3 million with a decrease in the average rate earned on these investments of 1.37%.

The interest-bearing deposit average balance and the average cost of these deposits declined in 2003 compared to 2002. As shown in table 2, money market and NOW checking average balances increased while the other categories of interest-bearing deposits declined. Interest expense on deposits declined by $1.9 million in 2003 compared to 2002 and by $2.3 million in 2002 compared to 2001. In December, 2003 the Bank offered a special 20th anniversary CD with a 20-month term and a rate of 2.75%. Approximately $10 million of these CD accounts were opened.

The FHLB advances have maturities of $10 million in 2004 and $55 million is 2011. The FHLB may elect to convert the advances to floating rates and may do so if the index exceeds the fixed rate. The cost of the FHLB advances remained stable because of the fixed rate during the period.

Business and personal checking accounts continue to supply funds without interest costs. Non-interest bearing sources of funds contributed 0.69 basis points to the net interest margin in 2003 compared to 0.97 basis points in 2002 and 1.45 basis points in 2001.

NET INTEREST INCOME VOLUME/RATE ANALYSIS - TABLE 1

(Dollars in Thousands)                                     2003/2002                               2002/2001
                                                    INCREASE/(DECREASE)*IN                   INCREASE/(DECREASE)*IN
                                               VOLUME      RATE/YIELD       NET          VOLUME      RATE/YIELD       NET
                                               ------      ----------       ---          ------      ----------       ---
INTEREST INCOME
LOANS                                         $  (568)      $(2,570)      $(3,138)      $    48       $(3,566)      $(3,518)
INVESTMENT SECURITIES:
  U.S. TREASURIES AND MORTGAGE-BACKED
    SECURITIES                                 (3,552)         (923)       (4,475)         (240)       (1,786)       (2,026)
  INTEREST BEARING DEPOSITS WITH BANKS            251          (547)         (296)          387           (23)          364
  OTHER                                         2,863        (1,078)        1,785             8           (80)          (72)
                                              -------       -------       -------       -------       -------       -------
TOTAL INTEREST INCOME                          (1,006)       (5,118)       (6,124)          203        (5,455)       (5,252)
INTEREST EXPENSE
DEPOSITS                                         (437)       (1,365)       (1,802)          516        (2,802)       (2,286)
FHLB ADVANCES                                      (9)            3            (6)          616          (168)          448
OTHER BORROWINGS                                  (57)         --             (57)         (439)         (349)         (788)
                                              -------       -------       -------       -------       -------       -------
TOTAL INTEREST EXPENSE                           (503)       (1,362)       (1,865)          693        (3,319)       (2,626)
                                              -------       -------       -------       -------       -------       -------
NET INTEREST INCOME                              (503)       (3,756)       (4,259)         (490)       (2,136)       (2,626)
                                              =======       =======       =======       =======       =======       =======

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED BETWEEN THE FACTORS IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

NET INTEREST INCOME ANALYSIS - TABLE 2

(Dollars in Thousands)                                                 YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------------------------
                                  2003                               2002                               2001
                                -------------------------------    -------------------------------    -----------------------------
                                 AVERAGE                 YIELD/     AVERAGE                 YIELD/     AVERAGE               YIELD/
                                 BALANCE     INTEREST    RATE       BALANCE     INTEREST     RATE      BALANCE     INTEREST   RATE
                                ---------   ---------   -------    ---------   ---------   -------    ---------   ---------  ------
Assets
Loans:
Commercial                      $ 253,896   $  18,069      7.12%   $ 250,424   $  18,763      7.49%   $ 236,086   $  20,527    8.69%
Residential                        44,660       1,999      4.48%      48,178       3,253      6.75%      61,977       5,083    8.20
Consumer                           20,826       1,908      9.16%      24,799       3,022     12.19%      22,520       2,747   12.20
Lease Financing                         7          34    485.71%         305         109     35.86%       2,581         307   11.94
                                ---------   ---------   -------    ---------   ---------   -------    ---------   ---------  ------
Total Loans                       319,389      22,010      6.89%     323,706      25,147      7.77%     323,164      28,664    8.87%
U.S. Treasuries and
Mortgage-Backed
Securities                         68,733       2,476      3.60%     140,568       6,951      4.94%     149,049       9,227    6.19
Tax-Exempt Municipal
Securities (1)                     11,202         623      8.43%       8,767         365      6.31%       2,502         115    6.96
Interest-Bearing Deposits
With Banks                         33,426         350      1.05%      24,077         646      2.68%       9,715         282    2.90
Other                              47,147       2,185      4.63%       7,401         448      6.05%       7,283         520    7.14
                                ---------   ---------   -------    ---------   ---------   -------    ---------   ---------  ------
Total Earning Assets/Interest
Income                            479,897      27,644      5.76%     504,519      33,557      6.69%     491,713      38,809    7.90%
                                ---------   ---------   -------    ---------   ---------   -------    ---------   ---------  ------
Cash and Due from Banks            21,813                             21,564                             22,353
All Other Assets                   34,041                             32,487                             18,324
Allowance for Possible
Credit Losses                      (5,221)                            (4,692)                            (4,560)
                                ---------   ---------   -------    ---------   ---------   -------    ---------   ---------  ------
Total Assets                    $ 530,530                          $ 553,878                          $ 527,830
                                =========   =========   =======    =========   =========   =======    =========   =========  ======
Liabilities:
Money Markets                     163,985       1,657      1.01%     159,786       2,762      1.73%     150,566       4,335    2.88%
Savings Accounts                      151           1      0.57%         281           3      1.00%         276           5    1.73
NOW Checking                       21,476          72      0.33%      19,437         131      0.67%      16,667          95    0.57
Certificates                       29,997       1,021      3.40%      35,877       1,303      3.63%      25,870       1,303    5.04
Jumbo Certificates                 16,146         399      2.47%      27,354         753      2.75%      32,179       1,500    4.66
                                ---------   ---------   -------    ---------   ---------   -------    ---------   ---------  ------
Total Interest-Bearing
Deposits                          231,755       3,150      1.36%     242,735       4,952      2.04%     225,558       7,238    3.21
FHLB Advances                      65,316       2,896      4.43%      65,528       2,902      4.43%      51,806       2,454    4.74
Other                                                                  3,133          57      1.82%      16,492         845    5.13
                                ---------   ---------   -------    ---------   ---------   -------    ---------   ---------  ------
Total Interest-Bearing
Liabilities/Expense               297,071       6,046      2.04%     311,396       7,911      2.54%     293,856      10,537    3.59%
                                ---------   ---------   -------    ---------   ---------   -------    ---------   ---------  ------
Business/Personal Checking        186,258                            177,448                            172,621
Preferred Stock                         0                             17,875                             19,500
Other Liabilities                   2,168                              1,605                              2,443
Shareholders' Equity               45,033                             45,554                             39,410
                                ---------   ---------   -------    ---------   ---------   -------    ---------   ---------  ------
Total Liabilities and
Shareholders' Equity            $ 530,530                          $ 553,878                          $ 527,830
                                =========   =========   =======    =========   =========   =======    =========   =========  ======
Net Interest Income (FTE)                   $  21,598                          $  25,646                          $  28,272
                                ---------   ---------   -------    ---------   ---------   -------    ---------   ---------  ------
Net Interest Spread                                        3.72%                              4.15%                            4.31%
                                ---------   ---------   -------    ---------   ---------   -------    ---------   ---------  ------
Impact of Net Non-Interest
Bearing Source of Funds
And Equity                                                 0.69%                              0.97%                            1.45%
                                =========   =========   =======    =========   =========   =======    =========   =========  ======
Net Interest Margin                                        4.41%                              5.12%                            5.76%
                                =========   =========   =======    =========   =========   =======    =========   =========  ======

(1) Interest rates are calculated on a federal tax equivalent basis.

Interest and principal balances pertaining to non-accrual loans are not included for this analysis

ALLOWANCE FOR LOAN AND LEASE LOSSES ("ALLL")

The provision for loan and lease losses reflects management's evaluation of the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses represents management's assessment of probable losses inherent in the Bank's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific borrowing customers and for probable losses believed to be inherent but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by Bank management and the Bank's loan review consultants. Business loans consist of non-real estate commercial loans, commercial mortgages and Franklin lines of credit. A detailed review of the loan portfolio is performed on a quarterly basis to assess the credit quality of the Bank's commercial loan portfolio. A specific portion of the allowance is allocated to such loans based upon this review. The portion of the allowance allocated to the remaining business loans is determined by applying projected loss ratios to each risk rating based on both qualitative and quantitative factors. The portion of the allowance allocated to consumer and mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, geographic dispersion of borrowers, and trends with respect to past due and non-accrual amounts.

At year-end 2003 the allowance for loan losses was $4.9 million compared to $5.9 million at year-end 2002. In 2003, provisions for loan losses decreased by $0.9 million compared to 2002, which were $1.9 million higher than the provision in 2001. Recoveries were $2.8 million, $1.6 million, and $1.4 million for 2003, 2002, and 2001, respectively. Net charge offs increased by

42.2 % in 2003 compared to 2002 and 190 % when comparing year ended 2002 to 2001. During calendar year 2003, management of the Bank continued its aggressive approach towards reducing troubled assets. The effects of the economic slowdown resulted in the increase in charge-offs for the Bank's consumer and small business lines of credit portfolio in 2002. In both 2003 and 2002, the continuing weak economy resulted in a deterioration of certain Bank loan relationships and prompted the Bank to take credit actions designed to promptly charge off troubled loans and increase its loan loss provision. The majority of the non-performing asset balance at December 31, 2003 consists of ten loans totaling $2.1 million including four commercial loans, five commercial real estate loans and one residential property in redemption.

ALLOWANCE FOR LOAN LOSSES - TABLE 3

                                                      Year Ended December 31,
                                    -------------------------------------------------------------
                                       2003            2,002             2001             2000
                                    ----------       ----------       ----------       ----------
Balance at Beginning of Period      $5,926,813       $4,863,948       $3,951,552       $3,584,301
Provision for Losses                 2,902,612        3,809,760        1,858,500        3,693,371
Charge-offs
  Commercial                         1,904,545        2,210,026        1,143,857        2,327,440
  Commercial Mortgage                2,687,166                0                0                0
  Construction                               0                0                0                0
  Residential                          432,971          268,794           51,815          265,868
  Overdraft                             74,911          104,424          124,043          142,506
  Consumer                           1,633,984        1,650,631          847,638          667,646
  Lease Financing                            0           68,334          175,917        1,055,030
                                    ----------       ----------       ----------       ----------
Total Charge-Offs                    6,733,577        4,302,209        2,343,270        4,458,490
Recoveries
  Commercial                           923,859          225,928          303,232           99,587
  Commercial Mortgage                  537,038                0                0                0
  Construction                               0                0                0                0
  Residential                           13,500                0              148           39,980
  Overdraft                             55,071           35,259          118,548           42,570
  Consumer                           1,214,172        1,053,712          558,100          114,464
  Lease Financing                       83,981          240,415          417,138          835,769
                                    ----------       ----------       ----------       ----------
Total Recoveries                     2,827,621        1,555,314        1,397,166        1,132,370
                                    ----------       ----------       ----------       ----------
Net Charge-offs                      3,905,956        2,746,895          946,104        3,326,120
                                    ----------       ----------       ----------       ----------
Balance at End of Period            $4,923,469       $5,926,813       $4,863,948       $3,951,552
                                    ==========       ==========       ==========       ==========
Allowance as a Percentage of :
  Loans                                   1.39%            1.78%            1.50%            1.25%
  Non-performing assets                 205.16            80.93           134.06           106.14
  Net Charge-offs                       126.05           215.76           514.10           118.80
  Net Charge-offs to:
  Average Loans Outstanding               1.22             0.85             0.29             1.12

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES - TABLE 4
(Dollar amounts in thousands)

                                                                              December 31,
                                         ---------------------------------------------------------------------------------
                                                       2003                                        2002
                                         -----------------------------------------     -----------------------------------
                                                    Percentage                                  Percentage
                                                     Allocated                                  Allocated
                                                    Reserve to        Percent of                Reserve to     Percent of
                                                       Total           Allocated                   Total        Allocated
                                                       Loans           Reserve to                  Loans       Reserve to
                                         Amount     Outstanding      Total Reserve     Amount   Outstanding   Total Reserve
                                         ------     -----------      -------------     ------   -----------   -------------
Commercial Real Estate Loans             $1,009         0.55%            20.50%        $2,758       0.83%         46.53%
Commercial Non-Real Estate Loans          2,574         3.19             52.28%         1,599       0.48          26.98
Residential Loans                           331         0.47              6.72%           129       0.04           2.18
Consumer Loans                              427         2.15              8.67%           747       0.22          12.60
Unallocated                                 582         0.16             11.83%           694       0.21          11.71
                                         ------                                        ------
Total                                    $4,923         1.39%              100%        $5,927       1.78%           100%

                                                                              December 31,
                                         ----------------------------------------------------------------------------------
                                                           2001                                        2000
                                         -----------------------------------------     ------------------------------------
                                         Amount     Outstanding      Total Reserve     Amount   Outstanding   Total Reserve
                                         ------     -----------      -------------     ------   -----------   -------------
Commercial Real Estate Loans             $1,423         0.44%            29.26%        $2,481       0.78%         62.78%
Commercial Non-Real Estate Loans          1,878         0.58             38.61            257       0.08            6.5
Residential Loans                           403         0.12              8.28            250       0.08           6.33
Consumer Loans                              542         0.17             11.15            278       0.09           7.03
Unallocated                                 618         0.19              12.7            686       0.22          17.36
                                         ------                                        ------
Total                                    $4,864          1.5%              100%        $3,952       1.25%           100%

                                                   December 31,
                                         -----------------------------------------
                                                           1999
                                         -----------------------------------------
                                         Amount     Outstanding      Total Reserve
                                         ------     -----------      -------------
Commercial Real Estate Loans             $2,796         1.02%            78.01%
Commercial Non-Real Estate Loans             29         0.01              0.81
Residential Loans                            69         0.02              1.93
Consumer Loans                              114         0.01              3.18
Unallocated                                 576         0.21             16.07
                                         ------
Total                                    $3,584         1.27%              100%

NON-INTEREST INCOME

Total non-interest income in 2003 amounted to $5.4 million compared to $7.0 million in 2002 and $5.7 million in 2001. Deposit service charges are the largest recurring component of non-interest income and amounted to $3.1 million in 2003 down $136 thousand or 4.2 % from 2002. In 2003, non-sufficient funds ("NSF") fees were down by $293 thousand and statement charges were up $186 thousand compared to 2002, in addition miscellaneous fees and returned item charges were down $27 thousand in 2003. The changes in deposit service charges in 2002 compared to 2001 were a result of a $175 thousand decrease in NSF fees and a $165 thousand decrease in statement fees. The gains on sales of other assets were $270 thousand in 2003 versus a loss of $192 thousand in 2003 for an increase in non-interest income of $462 thousand when comparing year-to-year changes.

In 2002 the proceeds from life insurance were $2.3 million, primarily as a result of the untimely death of an insured officer. In 2003 the increase in the cash surrender value of life insurance was $515 thousand. This accounts for $1.8 million in the reduction of non-interest income in 2003 compared to 2002.

Net gain on sale of securities was $412 thousand in 2003 compared to $648 thousand in 2002 and $1.1 million in 2002.

NON-INTEREST INCOME ANALYSIS - TABLE 5

(Dollars in Thousands)                        Year Ended December 31,                Percent Change
                                         ----------------------------------       --------------------
                                           2003         2002          2001        2003-02      2002-01
                                         -------      -------       -------       -------      -------
Deposit Service Charges                  $ 3,086      $ 3,222       $ 3,595         -4.22%      -10.38%
Loan Fees                                    661          537           325         23.09%       65.23%
Gain on Sale of Securities                   412          648         1,144        -36.42%      -43.36%
Gain/(Loss) on Sale of Other Assets          270         (192)          (59)           NM       225.42%
Increase in Cash Value and Proceeds
from Life Insurance                          515        2,332            18        -77.92%         NM1
Other                                        470          480           691         -2.08%      -30.54%
                                         -------      -------       -------       -------     --------
Total Non-Interest Income                $ 5,414      $ 7,027       $ 5,714        -22.95%       22.98%
                                         =======      =======       =======       =======     ========

NON-INTEREST EXPENSE

Total non-interest expenses were $22.3 million in 2003 compared to $22.6 million in 2002 and $20.1 million in 2001. Included in non-interest expenses were severance compensation of $3.1 million in 2003, $2.5 million in 2002 and $708 thousand in 2001. Officers with higher value severance packages exercised their agreements in 2003, including the retirement payment to David Shelp. Merger related expenses were $304 thousand in 2003, zero in 2002 and $67 thousand in 2001. 2002 expenses included non-recurring expenses relating to a previously reported investigation conducted by a special committee of independent directors and the expenses incurred in the creation of the bank holding company of $665 thousand and $181 thousand, respectively.

Compensation, excluding severance compensation, declined for the second year in a row to $9.4 million in 2003 from $9.6 million in 2002 and $9.8 million in 2001. The full time equivalent staff at December 31, 2003 was 163 compared to
189.5 and 195.5 at December 31, 2002 and 2001, respectively.

The Troy office was opened in January, 2003.

NON-INTEREST EXPENSE ANALYSIS - TABLE 6

(Dollars in Thousands)                             YEAR ENDED DECEMBER 31,               PERCENT CHANGE
                                              ---------------------------------      ----------------------
                                               2003         2002         2001         2003-02     2002-01
                                              -------      -------      -------      ---------   ----------
Salaries                                      $ 7,118      $ 7,460      $ 7,883         -4.6%       -5.4%
Employee Benefits                               2,257        2,124        1,891          6.3        12.3%
                                              -------      -------      -------      -------     -------
Total Compensation Expense                      9,375        9,584        9,774         (2.2)       -1.9%
Occupancy and Equipment                         3,250        3,217        3,332          1.0        -3.5%
Advertising                                       551          610          799         (9.7)      -23.7%
Outside Services                                2,651        2,913        2,199         (9.0)       32.5%
Federal Insurance                                  65           69          186          4.3       -62.9%
Communication Expense                             565          594          585         (4.9)        1.5%
Defaulted Loan Expense                            791          778          401         11.8        94.0%
Other                                           1,896        2,389        2,076        (20.6)       15.0%
                                              -------      -------      -------      -------     -------
Total Non-Interest Expense Before Merger
and Severance Expenses                         19,144       20,154       19,352         (5.8%)       4.1%
Severance Compensation                          3,077        2,490          708         23.6%      251.7%
Merger Expenses                                   304            0           67                   -100.0%
                                              -------      -------      -------      -------     -------
Total Non-Interest Expense                    $22,525      $22,644      $20,127         (1.2%)      12.5%

INCOME TAXES

The provision for federal income taxes for 2003, 2002 and 2001 were $296 thousand, $603 thousand and $3.4 million, respectively. The differences reflect the fluctuations in pre-tax earnings along with the effect of tax-exempt interest income, non-taxable life insurance gains and low income housing credits, which reduced the effective tax rate to 21.5 %, 13.65 % and 32.94 % in 2003, 2002 and 2001, respectively.

EARNING ASSETS

At year-end 2003, total earning assets totaled $454.4 million compared to $503.2 million at December 31, 2002. Average earning assets amounted to $479.9 million in 2003, $504.5 million in 2002 and $491.7 million in 2001.

Loans are the largest component of earning assets with an average balance of $319.4 million in 2003 compared to average balances of $323.7 million and $323.2 million in 2002 and 2001, respectively. Commercial loans, including commercial real estate, grew $3.5 million in 2003 compared to 2002 and $14.3 million in 2002 compared to 2001. Both residential and consumer loans had lower average balances in 2003 than in 2002, while consumer loans averaged $2.3 million higher in 2002 than in 2001. The consumer loans were primarily related to the four-year lending program in conjunction with DTE Energy that ended at the end of 2003. Residential loans reduced during 2003 through principal reduction and refinancing with other lenders. In the third and fourth quarters of 2003, the Bank acquired whole loan mortgage pools to replenish the portfolio.

Asset or liability sensitivity along with interest rate risk arises in the normal course of the Bank's business due to differences in the re-pricing and maturity characteristics of interest rate sensitive assets and liabilities. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Asset or liability sensitivity is determined by the difference between interest-earning assets and interest-bearing liabilities re-pricing within a specific time period and the magnitude by which interest rates change on the various types of earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and re-pricing opportunities of interest-earning assets and interest-bearing liabilities.

At year-end 2003, the Bank's investment portfolio had a balance of $91.6 million compared to $149.8 million at year-end 2002. Compared to the broad array of investment opportunities generally accepted as suitable bank investments, the Bank's investment portfolio remained conservative and consisted primarily of mortgage-backed securities and U.S. government agency securities. At December 31, 2003, the Bank's investment securities portfolio had a weighted average maturity of 11.2 years and a weighted average yield of 3.12 %.

There were no investments in securities of any one issuer, which exceeded 10% of stockholders' equity except for holdings of U.S. Government Agency Securities ($59.0 million), CIT Group Inc. Corporate Bonds ($5.0 million), and Goldman Sachs Group Inc. Corporate bonds ($5.2 million) at December 31, 2003. The majority of the U.S. Government Agency Securities are pledged to secure borrowing arrangements for Federal Home Loan Bank borrowings and securities sold under agreements to repurchase or for other purposes as required or permitted by law.

LOAN AND LEASE FINANCING PORTFOLIO ANALYSIS - TABLE 7
(Dollars in Thousands)

                                                                         At December 31,
                                          --------------------------------------------------------------------------------
                                                   2003                        2002                           2001
                                          ----------------------       ----------------------       ----------------------
                                           Amount            %          Amount            %          Amount           %
                                          --------        ------       --------        ------       --------        ------
Commercial                                $ 74,440          22.7%      $ 77,856          23.4%      $ 70,613          21.7%
Commercial Mortgage                        185,132          52.1        188,121          56.4        169,865          52.2
Residential Mortgage and Home Equity        64,034          19.6         16,753             5         24,627           7.6
Real Estate Construction                    10,677           0.0         26,071           7.8         31,858           9.8
Consumer                                    20,843           5.6         24,512           7.4         27,378           8.4
Lease Financing                                 --           0.0             33           0.0            984           0.3
                                          --------        ------       --------        ------       --------        ------
Loans                                     $355,124           100%      $333,346           100%      $325,325           100%
                                          ========        ======       ========        ======       ========        ======

The Bank has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category.

LOAN COMMITMENTS - TABLE 8

(Dollars in Thousands)                                                At December 31,
                                                            -------------------------------------
                                                             2003           2002            2001
                                                            ------         ------          ------
Outstanding Loan Commitments                                10,278         21,000          21,500
Unused Commercial Line of Credit Commitments                54,740         70,400          53,500
Unused Home Equity Commitments                               6,276          4,600           5,200
Undisbursed Construction Loans                               7,940          5,900           7,900

LOAN MATURITY ANALYSIS - TABLE 9

(Dollars in Thousands)                                            At December 31,
                                          ----------------------------------------------------------------
                                              With            One To            After
                                            One Year        Five Years        Five Years         Total
                                          -----------      ------------      -----------      ------------
Commercial                                $39,957,729      $ 24,246,011      $10,236,269      $ 74,440,009
Commercial Mortgage                        13,099,704       153,271,048       18,760,873       185,131,625
Residential Mortgage and Home Equity        2,362,263         4,871,788       56,801,052        64,035,103
Real Estate Construction                    7,133,313         3,543,856                         10,677,169
Consumer                                    1,704,191        19,128,965            7,177        20,840,333
Lease Financing
Lease Financing - Held for Sale
                                          -----------      ------------      -----------      ------------
Loans                                      64,257,200      $205,061,668      $85,805,371       355,124,239
                                          -----------      ------------      -----------      ------------

Total Loans Above
                                          ===========      ============      ===========      ============
Fixed Rates                               $10,870,303      $131,026,853      $47,006,343      $188,903,499
Floating Rates                             53,386,897        74,034,815       38,799,028       166,220,740
                                          -----------      ------------      -----------      ------------
Loans                                     $64,257,200      $205,061,668      $85,805,371      $355,124,239
                                          ===========      ============      ===========      ============

SECURITIES MATURITY ANALYSIS - TABLE 10
(Dollar amounts in thousands)

                                                                             At December 31, 2003
                                              -------------------------------------------------------------------------------------
                                                 Within 1 Year         1 - 5 Years           5 - 10 Years           Over 10 Years
                                              -----------------     ----------------      -------------------      ----------------
                                               Cost       Yield       Cost     Yield       Cost        Yield        Cost      Yield
                                              -------     -----     -------    -----      -------     -------      -------   ------
  Mortgage-backed securities                  $    --               $    --               $ 2,561        5.33%     $26,315     4.07%
  U.S. Government and agency securities         8,526      4.18%     20,040     2.22%         954        6.63%
  Tax-exempt municipal securities                                     2,592     3.44%         762        4.30%       6,594     4.61%
  Taxable municipal securities                                        1,356     1.19%
  Corporate bonds                               6,496      6.51%      4,999     6.50%       5,165        6.29%       3,000     4.82%
                                              -------               -------               -------                  -------
Total                                         $15,022               $28,987               $ 9,442                  $35,909

                                                   At December 31, 2003
                                             -----------------------------------
                                                          Maturing
                                             -----------------------------------
                                                                        Weighted
                                                                        Average
                                             Amortized      Fair        Maturity
                                                Cost        Value       (Years)
                                             ---------     -------      --------
  Mortgage-backed securities                  $28,876      $29,250         24.3
  U.S. Government and agency securities        29,520       29,750          2.4
  Tax-exempt municipal securities               9,949       10,461          9.7
  Taxable municipal securities                  1,356        1,356          1.4
  Corporate bonds                              19,659       20,754          6.6
                                              -------      -------
Total                                         $89,360      $91,571         11.2

OTHER EARNING ASSETS

The Bank's other earning assets are comprised of Federal Home Loan Bank ("FHLB") stock, Federal Reserve Bank ("FRB") stock, interest-bearing deposits with other banks and bank owned life insurance. Total other earning assets at year-end totaled $18.9 million and $29.8 million at December 31, 2003 and 2002.

Interest-bearing deposits with banks averaged $33.4 million in 2003 compared to $24.1 million in 2002 and $9.7 million in 2001. Liquid funds were temporarily maintained in these interest-bearing deposits while seeking higher yielding, high quality alternative investments. Management viewed the available investment securities as an unattractive alternative during this period of the interest rate cycle.

As a member of both the FHLB and the FRB, stock ownership is required. At year-end 2003 and 2002, the Bank's FHLB stock position remained at $5.9 million. FRB stock held at year-end 2003 was $0.9 million compared to $1.5 million at December 31, 2002. These investments carried a weighted average yield of 5.26% during 2003 and 6.05% during 2002.

During December of 2001, the Bank invested $10 million in cash value life insurance, commonly known as "BOLI". "BOLI" is a tax-free investment vehicle that provides a stable return which is typically at or above market rates. The "BOLI" investment is held indefinitely by the Bank. In the event of death of a member of the insured group, the proceeds from the life insurance claim are included in the Bank's other income. During 2002, the Bank recognized $2.3 million in proceeds from this product, of which $1.7 million was recognized during the fourth quarter of 2002 due to the untimely death of the Bank's Senior Vice President and Chief Credit Officer. The Bank invested $830 thousand in additional "BOLI" during 2003.

DEPOSITS AND OTHER BORROWED FUNDS

Providing a stable source of low-cost funding, core deposits include non-interest-bearing business checking deposits, money market savings, personal checking and savings and retail certificates. Average core deposits were $401.9 million in 2003 compared to $392.3 million in 2002. Average business- and personal-checking balances were $186.3 million in 2003 compared to $177.4 million in 2002. Average money market savings were $164.0 million in 2003 compared to $159.8 million in 2002 and $150.6 million in 2001. Average retail certificate of deposits were $30.0 million in 2003 compared to $35.9 million in 2002 and $25.9 million for 2001. The Bank's largest core deposit source continues to be business and personal checking account balances. The average balance of those accounts increased during 2003 by $8.8 million.

At December 31, 2003, total deposits were $406.4 million compared to $429.1 million at the end of 2002. Total deposits for any given day can fluctuate primarily as business checking customer's balances changes as collections and payments cause their balances to change. There is an indication that business checking balances tend to be lower around the year end and rise to a higher level around the middle of each year.

Comparing year end 2002 to 2001, total deposits increased $39.8 million or 10.2%. This significant increase is deposits has not only contributed to funding loans, but has also allowed the Bank to decrease its other borrowed funds $14.6 million and to redeem the $20.7 million of preferred stock of the Bank's subsidiary Franklin Finance Corporation which was paying a dividend of 8.70%.

Borrowed funds in the form of advances from the FHLB and repurchase agreements provided a limited amount of the funding to support loan growth in the year 2002 while providing a source of liquidity which mirrors the estimated duration of the Bank's deposit portfolio. The average balance in these forms of borrowed funds was $65.0 million for FHLB advances and $0.3 million for repurchase agreements in 2003, as compared to $65.3 million for FHLB advances and $3.1 million in repurchase agreements in 2002 and $51.8 million for FHLB advances and $16.5 million in repurchase agreements, in 2001. In 2004, $10 million of the FHLB advances mature.

SOURCE OF FUNDS - TABLE 11
(Dollars in thousands)

                                                                      December 31,
                                   ----------------------------------------------------------------------------------
                                             2003                          2002                        2001
                                             ----                          ----                        ----
Business checking                  $185,159         39.28%%      $180,011         36.43%      $159,450         34.00%
Money market savings                147,697         31.33%        165,365         33.47        147,231         31.40
Personal checking and savings        25,076          5.32%         25,567          5.17         23,661          5.05
Jumbo certificates                   19,736          4.19%         20,967          4.24         33,460          7.13
Retail certificates                  28,712          6.09%         37,220          7.53         25,556          5.45
                                   --------      --------        --------      --------       --------      --------
Total deposits                      406,380         86.21%        429,130         86.85        389,358         83.03
Borrowings                           65,000         13.79%          65000         13.15         79,606         16.97
                                   --------      --------        --------      --------       --------      --------
Total source of funds               471,380           100%       $494,130           100%      $468,964           100%

MATURITY DISTRIBUTION OF TIME DEPOSITS ANALYSIS - TABLE 12
(In thousands of dollars)

                                                              December 31, 2003
                                                              -----------------
                                                (less than) $100,000   (greater than) $100,000
                                                            --------                  --------
Three months or less                                        $  4,404                  $  5,001
Over three months to six months                                6,023                     4,462
Over six months to twelve months                              15,943                     8,905
Over twelve months                                             2,342                     1,368
                                                            --------                  --------
Total                                                       $ 28,712                  $ 19,736
                                                            ========                  ========

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations and commercial commitments, which require future cash payments. The following table presents the aggregated annual maturities of contractual obligations (based on final maturity dates) at December 31, 2003 (in thousands).

                                                     Less than       1-3         3-5       More than
Contractual Obligations                   Total        1 year       years       years       5 years
(In thousands of dollars)                 -----        ------       -----       -----       -------
Deposits without stated maturities      $357,932      $    --      $    --      $   --      $357,932
Certificates of deposit                   48,448       19,890       24,848       3,447           263
Long-term debt obligations                65,000       10,000           --          --        55,000
Capital lease obligations                     --           --           --          --            --
Operating lease obligations                6,614        1,097        2,282       2,065         1,170
Purchase obligations                          --           --           --          --            --
Other long-term liabilities                   --           --           --          --            --
                                        --------      -------      -------      ------      --------
Total                                   $477,994      $30,987      $27,130      $5,512      $414,365

REGULATORY CAPITAL

The adequacy of the Corporation's capital is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements.

Shareholders' equity, excluding the net unrealized gain on securities available for sale, increased by $1.1 million at year end 2003, or 2.46 %, compared to December 31, 2002 and represents 8.52 % of total assets. At December 31, 2002, the similar ratio of shareholders' equity to assets was 7.97%. The increase was primarily the result of net income of $1.1 million and exercise of common stock options of $1.2 million, offset by $1.2 million of cash dividends. Dividends declared per common share remained $0.32 per share in 2003 as in 2002. Management believes the Corporation has an adequate capital position to meet its needs in 2004.

The Corporation is subject to risk-based capital adequacy guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital adequacy guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of total capital in the form of Tier 1, or core capital. The Corporation's total risk-based capital ratio was 13.15% at December 31, 2003. For further information regarding regulatory capital requirements, see
Note 6 to the consolidated financial statements.

The Bank has consistently exceeded the capital levels established by The Office of the Comptroller of the Currency ("OCC"). During 2003, the Bank's capital levels remained above the "well capitalized" OCC classification. It is the Corporation's objective to maintain this highest classification level, which both ensures compliance with regulatory requirements and allows for greater potential growth.

The OCC measures regulatory capital three ways: 1) Tier 1 capital to average assets (the "Tier 1 leverage" ratio), 2) Tier 2 capital to risk weighted assets and 3) Total capital to risk weighted assets. Minimum accepted ratios for these three levels are 4.00%, 4.00% and 8.00%, respectively. "Well capitalized" institutions must meet OCC established minimums of 5.00%, 6.00% and 10.00% for the three tiers, respectively.

CAPITAL ANALYSIS - TABLE 13
(In thousands)

                                                                Tier 1           Tier 1           Total
                                                               Leverage        Risk-based       Risk-based
                                                              ----------       ----------       ----------
Regulatory capital balances at December 31, 2003              $   44,279       $   44,279       $   49,202
Required regulatory capital (well capitalized)                    26,594           25,444           42,090
                                                              ----------       ----------       ----------
Capital in excess of well capitalized                         $   17,685       $   18,325       $    7,112
                                                              ==========       ==========       ==========
Capital ratios at December 31, 2003                                 8.32%           10.24%           11.37%
Capital ratios at December 31, 2002                                 7.55            10.63            11.89
Regulatory capital ratios--"well capitalized" definition            5.00             6.00            10.00

NON-PERFORMING ASSETS

The Bank's policies regarding non-accrual and impaired loans reflect the importance of early identification of troubled loans. Consumer loans are charged off no later than 120 days past due, or earlier if deemed uncollectible. Loans other than consumer loans are generally placed on non-accrual status when management determines that principal or interest may not be fully collectible, but generally no later than when the loan is 90 days past due on principal or interest. Loan amounts in excess of probable future cash collections are charged off at the time the loan is placed on non-accrual status, to an amount that represents management's assessment of the ultimate collectibility of the loan. Interest previously accrued but not collected on non-accrual loans is charged against current income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. When the future collection of principal is not probable, cash received is applied to the carrying value of the loan.

Total non-performing assets at year-end 2003 were $2.4 million compared to $7.3 million and $3.6 million at year-end 2002 and 2001, respectively. The $4.9 million decrease in 2003 reflects sales of other real estate owned and collection on previously non-performing loans. Non-accrual loans totaled $1.7 million at the end of 2003 compared to $4.8 million at year end 2002, which was a decrease of $3.1 million; there were no accruing loans past due 90 days at year-end 2003, 2002 or 2001. Real estate owned or in redemption decreased from $2.5 million at December 31, 2002 to $0.7 million at December 31, 2003. As a percentage of total assets, non-performing assets were 0.46 %, 1.35 % and 0.68 % at year-end 2003, 2002 and 2001, respectively. At December 31, 2003, loans 30 or more days past due was 0.81 % of total loans outstanding compared to 0.66 % at December 31, 2002. At December 31, 2001 total non-performing assets were $3.6 million of which $564 thousand was real estate owned or in redemption. At year end 2001 loans 30 days or more past due were 0.72 percent of total loans.

At December 31, 2003, management was not aware of any potential problem loans that would have a material effect on loan delinquency or loan charge-offs. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes that the Bank is adequately reserved.

NON-PERFORMING ASSETS - TABLE 14

                                                                                      December 31,
                                                     ------------------------------------------------------------------------------
                                                        2003             2002             2001             2000             1999
                                                        ----             ----             ----             ----             ----
Non-accrual loans
Commercial                                           $  344,963       $  338,547       $  284,955       $  640,936       $   63,393
Commercial mortgage                                   1,231,987        3,104,793        2,188,869        1,542,632          807,713
Residential mortgage                                         --        1,313,654          376,969          216,000               --
Consumer                                                126,430           75,993          201,745               --               --
Lease financing                                              --               --           11,360               --               --
                                                     ----------       ----------       ----------       ----------       ----------
Total non-accrual loans                               1,703,380        4,832,987        3,063,898        2,399,568          871,106

Accruing loans past due 90 days or more
Commercial                                                   --               --               --               --          141,029
Commercial mortgage                                          --               --               --               --               --
Residential mortgage                                         --               --               --           18,867          469,080
Consumer                                                     --               --               --           81,299          257,868
Lease financing                                              --               --               --          104,617          357,639
                                                     ----------       ----------       ----------       ----------       ----------
Total                                                        --               --               --          204,783        1,225,616
                                                     ----------       ----------       ----------       ----------       ----------
Total non-performing loans                            1,703,380        4,832,987        3,063,898        2,604,351        2,096,722

Real estate owned
Commercial mortgage                                      57,250          540,326           77,500          542,182          891,000
Residential mortgage                                     89,894        1,464,123          486,735          576,384        2,458,516
                                                     ----------       ----------       ----------       ----------       ----------
Total real estate owned                                 147,144        2,004,449          564,235        1,118,566        3,349,516
Real estate in redemption                               549,345          485,534               --               --           14,580
                                                     ----------       ----------       ----------       ----------       ----------
Total non-performing assets                          $2,399,869       $7,322,970       $3,628,133       $3,722,917       $5,460,818
                                                     ==========       ==========       ==========       ==========       ==========

Total non-accrual loans and real estate owned
as a percentage of:
Total assets                                               0.36%            1.26%            0.68%            0.71%            1.05%
Loans and real estate owned                                0.52%            2.04%            1.11%            1.11%            1.51%

Total non-performing assets as a percentage of:
Total assets                                               0.46%            1.35%            0.68%            0.71%            1.06%
Loans and real estate owned                                0.68%            2.18%            1.11%            1.17%            1.96%

INTEREST RATE SENSITIVITY

Interest rate risk arises in the normal course of business due to differences in the re-pricing and maturity characteristics of assets and liabilities. Since no single measurement system satisfies all management objectives, a combination of techniques are used to manage interest rate risk, including simulation analysis, asset and liability re-pricing schedules and duration of equity. The Asset and Liability Committee ("ALCO") regularly reviews the results of these interest rate risk measurements. The ALCO, which is comprised of executive management from various areas of the Bank, including operations, lending, and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes and monitors guidelines on the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to maintain the Bank's interest rate risk at prudent levels to provide the maximum level of net interest income and minimal impact on earnings from major interest rate changes.

The ALCO frequently evaluates net interest income under various balance sheet and interest rate scenarios. The results of these analyses provide the information needed to assess the proper balance sheet structure.

An unexpected change in economic activity, whether domestically or internationally, could translate into a materially different interest rate environment than currently expected as was noted during 2002 and 2003. A process is maintained where management evaluates "base" net interest income under what is the current balance sheet structure and interest rate environment. This "base" net interest income is then evaluated against interest rate scenarios that are taken up and down 200 basis points from the most likely rate environment. In addition, adjustments to asset prepayment levels, yield curves and overall balance sheet mix and growth assumptions are made to be consistent with each interest rate environment. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

At December 31, 2003, the measurement of risk exposure to net interest income during the year 2004 for a 200-basis-point decline in short-term interest rates indicates the net interest income will decrease 10.75% or $3.0 million and for a 200-basis-point rise indicates an increase of 2.48% or $.69 million. Additionally the Bank was positively gapped at 3 months by 16.4% of interest earning assets and at 12 months by 21.99% of interest earning assets. Re-pricing assets exceeded re-pricing liabilities within all categories other than over 5 years at December 31, 2003. The Bank had a positive gap of 19.37% within 12 months of December 31, 2002. This is an increase in the gap caused by a shift of investment securities and commercial real estate loans to within 12 months and other minor balance sheet changes.

INTEREST RATE SENSITIVITY ANALYSIS - TABLE 15
(Dollars in thousands)

                                                                   December 31, 2003
                                            0-3         3-12         1-3          3-5         Over 5
                                          Months       Months       Years        Years         Years         Total
                                          ------       ------       -----        -----         -----         -----
Assets
Interest-bearing deposits               $    744                                                           $    744
Securities (at cost)                      31,140       18,738       22,258        4,603        19,500        96,239
FHLB and FRB stock                         6,879                                                              6,879
Loans                                     80,024       87,642      113,154       44,393        29,911       355,124
                                        --------      -------      -------      -------      --------      --------
Total rate sensitive assets              118,787      106,380      135,412       48,996        49,411       458,986

Liabilities
Savings, NOW and time deposits            10,032       12,392       27,392        5,287            --        55,103
Money market deposits                     23,461       68,361       24,503       20,009            --       136,334
Borrowings                                10,000           --           --           --        55,000        65,000
                                        --------      -------      -------      -------      --------      --------
Total rate sensitive liabilities          43,493       80,753       51,895       25,296        55,000       256,437
                                        --------      -------      -------      -------      --------      --------
Interest sensitivity gap                  75,294       25,627       83,517       23,700        (5,589)      202,549
Cumulative interest sensitivity gap       75,294      100,921      184,438      208,138       202,549
Cumulative interest sensitivity gap to
  total rate sensitive assets              16.40%       21.99%       40.18%       45.35%        44.13%

LIQUIDITY

The Bank manages liquidity to insure adequate funds are available to meet the cash flow needs of depositors, borrowers and the Bank. The Bank's most readily available sources of liquidity are a highly marketable securities portfolio, the core deposit base, and the ability to acquire large deposits in the local and national markets. Also loan repayments, maturities and possible loan sales, FHLB advances, and repurchase agreements are additional forms of liquidity for the Bank.

Liquidity is carefully monitored by the ALCO. Prospective funding needs are anticipated and compared to cash levels and available borrowing capacity. The Bank manages liquidity according to both a Liquidity Policy and a Liquidity Crisis Contingency Plan. The Policy and Plan dictate acceptable liquidity levels, identify all alternative sources for additional liquidity and articulate certain "triggering events" that would accelerate the acquisition of liquid reserves. As of December 31, 2003 and 2002, cash and cash equivalents equaled
9.21 % and 5.68 % of total assets, respectively. Net cash flows from operating activities provided $5.6 million compared to $3.1 million in 2002, while investing activities provided $34.2 million in 2003 compared to uses of $2.7 million in 2002. The significant fluctuation in cash flows from investing activities was primarily the result of the reduction in the securities available for sale portfolio through maturities, paydowns and sales. The $22.8 million decrease in cash flows from financing activities is primarily the result of a significant decrease in deposits during 2002 of $39.7 million, offset by the redemption of preferred stock of $20.7 million and additional borrowing repayments of $14.6 million. The accumulated effect of the Bank's operating, investing and financing activities resulted in cash and cash equivalents increasing approximately $6.3 million during 2002 to $30.8 million at December 31, 2002.

At December 31, 2003, the Bank had liquid assets totaling $139.4 million with additional borrowing capability of $10.0 million with the FHLB. The Bank's liquidity is considered adequate by management.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Report may be deemed to be forward-looking statements that involve risk and uncertainties. Words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the judgment of management as of the date of this report. The Corporation disclaims, however, any intent or obligation to update these forward-looking statements.

Factors which could cause actual results to differ, include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national economy and changes in economic conditions of the Bank's market area and the other risks detailed from time to time in Franklin's SEC reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The information with respect to quantitative and qualitative market risk is contained under the heading "Interest Rate Sensitivity" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 30 and 31.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The auditor's report, consolidated financial statements (including the quarterly summary of selected consolidated financial data) and notes to consolidated financial statements are included on pages F-1 through F-27 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) The term "disclosure controls and procedures" is defined in rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). These Rules refer to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Company known to others within the Company which is required to be included in our periodic reports filed under the Exchange Act.

      (b) There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      DIRECTORS. The following table sets forth certain information as of March 22, 2004, with respect to the current directors of Franklin.

                                                                                                    Current Term
Name                            Age         Position(s) Held                  Director Since (1)    Expires
----                            ---         ----------------                  ---------------       -------
Walter J. Aspatore              60          Director                          2003                  2006
Irving R. Beimler               56          Director                          2000                  2004
Dean A. Friedman                52          Director                          1983                  2005
Craig L. Johnson                44          President, CEO and Director       2003                  2005
Richard J. Lashley              45          Director                          2001                  2006
John Wm. Palmer                 43          Director                          2001                  2005
David F. Simon                  57          Chairman of the Board             1983                  2004

----------
(1) Includes term as director of Franklin Bank before Franklin became its holding company.

      Walter J. Aspatore: Member of the Audit and Compliance Committee. Mr. Aspatore is the co-founder and Managing Director of Amherst Partners, LLC, an investment and merchant banking firm formed in 1994 and specializing in small and middle market companies. From 1992 to 1994, Mr. Aspatore was the President and Vice Chairman of Onset Investment Fund, a venture capital fund established to invest in engineering, manufacturing and technology related businesses. From 1989 to 1992, Mr. Aspatore was the President of Cross & Trecker Corporation, a multi-national factory automation tool company.

      Irving R. Beimler: Member of the Loan, and Nominating and Governance Committees. Since November 1997, Mr. Beimler has served as Senior Vice President of Hovde Capital, Inc. and Hovde Capital Advisors, affiliates of Hovde Capital, L.L.C., general partner of Financial Institutions Partners, II, L.P. (See "Item
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.") From January 1996 through November 1997, Mr. Beimler was a self-employed consultant in Washington, D.C., providing litigation support, training course development and other consulting services for private companies and public agencies, including the FDIC. From September 1994 through January 1996, Mr. Beimler served as Executive Vice President and Chief Credit Officer of the Riggs National Bank in Washington, D.C. From 1974 through 1994, Mr. Beimler was employed by Fleet Bank and predecessor institutions, serving as Executive Vice President and Chief Credit Officer of Fleet Bank of New York from 1990 through 1994.

      Dean A. Friedman: Secretary of Franklin and Franklin Bank since their respective inception and member of the Nominating and Governance Committee. Since 1992, Mr. Friedman has been principally employed as the President and Chief Executive Officer of Solomon Friedman Advertising, an advertising agency located in Bloomfield Hills, Michigan.

      Craig L. Johnson: Since November 2003, Mr. Johnson has been the President and CEO of Franklin and of Franklin Bank. Prior to this time, commencing June 2003, Mr. Johnson was the Executive Vice President and Chief Lending Officer of Franklin Bank. Member of the Loan Committee. From 1991 to October 2002, Mr. Johnson served in a number of capacities with Republic Bancorp, Inc., most recently, as Vice Chairman and President of its Commercial Banking Division in Lansing, Michigan.

      Richard J. Lashley: Member of the Audit and Compliance, and Compensation Committees. Mr. Lashley is an investment manager, primarily as a managing member and founder of PL Capital, LLC and Goodbody/PL Capital LLC, which firms serve as the general partners of and/or have discretion over the following: Financial Edge Fund, LP, Financial Edge/Strategic Fund, LP, Goodbody/PL Capital LP, Dr. Irving Smokler, and Archimedes Overseas LTD (the "PL Capital Entities"). (See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.") Mr. Lashley is also a director of Central Bancorp, Inc. of Somerville, Massachusetts. Mr. Lashley is a Certified Public Accountant (New Jersey - status inactive).

      John Wm. Palmer: Member of the Audit and Compliance, Compensation, Strategic Planning and Loan Committees. Mr. Palmer is an investment manager, primarily as a managing member and founder of PL Capital, LLC and Goodbody/PL Capital LLC, which firms serve as the general partners of and/or have investment discretion over the PL Capital Entities. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.") Mr. Palmer is also a member of the Board of Directors of Clever Ideas, Inc., a Chicago based specialty finance company. Mr. Palmer is a Certified Public Accountant (Illinois and Michigan - status inactive).

      David F. Simon: Chairman of the Board of Franklin and Franklin Bank since their respective inception and a member of the Compensation, Strategic Planning, Loan, and Nominating and Governance Committees; since January 1, 2001, Mr. Simon has been engaged in commercial real estate development, acquisition and consulting primarily through Simon Realty Partners, LLC. Mr. Simon is also a Managing Director of Wellington Partners LLC providing business advisory and transactional services to emerging and entrepreneurial businesses. Formerly, Mr. Simon was an attorney in private practice specializing in securities, real estate and financial institutions law from 1971 to 1991.

      EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS. The following table sets forth certain information at March 22, 2004, with respect to the executive officers of Franklin or Franklin Bank, all of whom serve in the capacities named:

Name                            Age         Position(s) Held                  Since
----                            ---         ----------------                  -----
Leonard B. Carleton             57          Treasurer and Chief Financial     2003
                                            Officer

Ronald J. Carr                  46          Senior Vice President -           2001
                                            Director of Human Resources

Michael A. King                 49          Senior Vice President - Retail    2003
                                            Banking

Darlene A. Nowak-Baker          38          Senior Vice President - Chief     2004
                                            Lending Officer

      Leonard B. Carleton: Mr. Carleton is the Treasurer and Chief Financial Officer of Franklin and Franklin Bank. From 1978 to 2003, Mr. Carleton served in a number of capacities with Comerica Bank, most recently, as Senior Vice President.

      Ronald J. Carr: Mr. Carr is the Senior Vice President and Director of Human Resources of Franklin Bank. Mr. Carr joined Franklin as its Vice President of Human Resources in 2001. From November 1996 to November 2000, Mr. Carr served Peoples State Bank in various capacities, including Vice President and Director of Human Resources and branch manager.

      Michael A. King: Mr. King is the Senior Vice-President - Retail Banking. Prior to joining Franklin, Mr. King was engaged in private consulting since January 2002. From 1990 to 2001, Mr. King served Michigan National Bank in various capacities including Global Head of Internet, Director of Alternative Banking and Retail Zone Manager, overseeing a network of 50 branches.

      Darlene Nowak-Baker: Ms. Nowak-Baker is the Senior Vice-President and Chief Lending Officer. Prior to joining Franklin, Ms. Nowak-Baker served as Vice President Commercial Loan Officer at Republic Bank for seven years. Prior to that Ms. Nowak-Baker worked at Comerica Bank.

      AUDIT AND COMPLIANCE COMMITTEE

      The company has a separately-designated standing audit committee established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The current members of the Committee are Walter J. Aspatore, Richard J. Lashley and John Wm. Palmer. Each Committee member is "independent," as defined in Rule 4200(a)(15) of the National Association of Securities Dealers' Listing Standards. The Board of Directors determined that Messrs. Lashley and Palmer each met the qualification to be considered an "audit committee financial expert" as defined under regulations of the Securities and Exchange Commission.

      COMPLIANCE WITH SECTION 16(A) OF SECURITIES EXCHANGE ACT OF 1934

      Pursuant to Section 16(a) of the Securities Exchange Act of l934, Franklin's directors and officers, and persons who own more than ten percent of Franklin's common stock, are required to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Franklin. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish Franklin with copies of all Section 16(a) reports they file. To Franklin's knowledge, based solely on review of the copies of such reports furnished to Franklin, all officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

      CODE OF ETHICS

      Franklin has adopted a code of ethics that applies to, among others, its principal executive officer, principal financial officer and principal accounting officer. A copy of Franklin's code of ethics is available at no charge by contacting:

      Deborah Farrah
      Franklin Bancorp, Inc
      24725 West Twelve Mile Road
      Southfield, Michigan 48034
      (248) 746-4117
      dsf@franklinbank.com

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

      The following Summary Compensation Table sets forth the cash and non-cash compensation for each of the last three years awarded to or earned by the current Chief Executive Officer of Franklin, the former Chief Executive Officer of Franklin and to other executive officers of Franklin who earned total salary and bonus compensation in excess of $100,000 in 2003.

                                      ANNUAL COMPENSATION                      LONG TERM COMPENSATION AWARDS

                                                                     RESTRICTED       SECURITIES          ALL OTHER
NAME AND PRINCIPAL                                                     STOCK          UNDERLYING         COMPENSATION
     POSITION                 YEAR        SALARY       BONUS (3)     AWARD(S) $    OPTIONS/SARS (#)          (4)
     --------                 ----        ------       ---------     ----------    ----------------          ---
Craig L. Johnson (1)
President and CEO             2003       $ 83,077       $ 50,000        $ 0              6,500             $ 2,527

David L. Shelp (2)
President and CEO             2003      $ 260,308         $ 0           $ 0              2,000             $1,009,830 (5)

                              2002       $225,000         $ 0           $ 0                0               $11,367

                              2001       $215,000      $ 157,219        $ 0              4,500             $12,136

Ronald J. Carr
Senior Vice President         2003       $88,918        $17,500         $ 0              1,125             $ 1,670

                              2002       $72,569        $13,097         $ 0               735                $ 0

                              2001       $63,808          $ 0           $ 0                0                 $ 0

Michael A. King (6)
Senior Vice President         2003       $93,942        $ 24,000        $ 0              1,125             $ 2,217

      (1) Appointed President and CEO on November 10, 2003. Prior to then, since June 16, 2003, was Executive Vice President and Chief Lending Officer of Franklin Bank.

      (2) Retired as President and CEO on November 10, 2003.

      (3) The bonus figures reflect amounts payable for performance in each year shown; although it may have actually been paid in the year following.

      (4) These figures represent Franklin's 401(k) matching contribution, Franklin's Employee Stock Ownership Plan contribution, and the insurance premiums paid by Franklin for officers' life and disability insurance coverage.

      (5) Also includes $ 998,304 in severance payments paid in 2003.

      (6) Appointed Senior Vice President of Retail Banking on, April 14,
2003.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                                                                                            POTENTIAL REALIZED VALUE
                                                                                               AT ASSUMED RATES OF
                          NUMBER OF        PERCENT OF                                        STOCK APPRECIATION FOR
                          SECURITIES     TOTAL OPTIONS                                            OPTION TERM
                          UNDERLYING       GRANTED TO     EXERCISE OR                             -----------
                           OPTIONS        EMPLOYEES IN     BASE PRICE    EXPIRATION
         NAME              GRANTED        FISCAL YEAR      ($/SH) (1)       DATE            5%($)(2)        10%($)(2)
         ----              -------        -----------      ----------       ----            --------        ---------
Craig L. Johnson            1,500              6%            $18.76         6-16-13         $13,530         $38,213

                            5,000             19%            $18.87         6-17-13         $45,365         $128,122

David L. Shelp              2,000              8%            $17.93         4-14-13         $17,242         $48,696

Ronald J. Carr              1,125              4%            $18.04         4-30-13         $ 9,758         $27,560

Michael A. King             1,125              4%            $18.04         4-30-13         $ 9,758         $27,560

      (1) Granted at 110% of fair market value on date of grant.

      (2) In accordance with the rules of the Securities and Exchange Commission, these columns show gains that might exist for the respective options, assuming the market price of Bancorp's common stock appreciates from the date of grant over a period of ten years at the annualized rates of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the date of grant, realized value to the named executive officers from these options will be zero.

                  AGGREGATE OPTION EXERCISES IN FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

      The following table summarizes the options exercised in the past fiscal year, as well as the value of the options held by the executive officers named in the Summary Compensation Table above at December 31, 2003.

                                                               NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS/SARS
                                                             OPTIONS/SARS AT FY-END (#)               AT FY-END ($)(1)
                            SHARES                                           ----------                  -------------
                          ACQUIRED ON      VALUE
         NAME              EXERCISE       REALIZED           EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
         ----              --------       --------           -------------------------            -------------------------
   Craig L. Johnson           -0-            -0-                      6,500/0                             $17,585/0

    David L. Shelp            -0-            -0-                      43,778/0                            $420,269/0

    Ronald J. Carr            -0-            -0-                      1,860/0                             $6,043.50

   Michael A. King            -0-            -0-                      1,125/0                             $3,948.75



      (1) Value based on market value of Bancorp's common stock on December 31, 2003 minus the exercise price.

      COMPENSATION OF DIRECTORS

      Non-employee Directors are entitled to receive a stated salary for their services and a reasonable fixed sum, as well as reimbursement of reasonable expenses, for actual attendance at meetings of the Board and Committees of the Board. During 2003 the annual retainer amount was $13,000 ($23,000 for the Chairman of the Board) and the Board fee was $600 per meeting ($1,000 per meeting for the Chairman of the Board). The fee for all Committee meetings in 2003 was $400 per meeting. Franklin has a 1986 Director's Stock Option Plan and a 1994 Director's Stock Option Plan. The period of time for granting options under the 1986 plan has expired. Mr. Friedman is the only current director who holds options in Franklin's Directors' stock option plans. Directors who are also employees are excluded from receiving additional compensation for their service on the Board of Directors and its Committees.

      Effective in October 1993, and as amended since then, the Bank entered into severance agreements with certain of its non-employee Directors to provide compensation solely in the event of any change in control of Franklin Bank. Pursuant to these severance agreements, Franklin Bank paid out severance expenses in 2003 of approximately $892,399 in connection with a director and an advisory director. Franklin Bank has accrued approximately $426,000 in severance expense with respect to Mr. Friedman who is entitled to severance payable upon completion of his service as a Director. There are no severance agreements with any other Directors.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      At a Board meeting held on June 17, 2003, the Board stated that David F. Simon, a member of the Compensation Committee, is a non-executive Chairman of the Board of Franklin and of Franklin Bank and is neither an officer or employee of Franklin or Franklin Bank.

      EMPLOYMENT AGREEMENTS/SEVERANCE AGREEMENTS

      Franklin Bank and Craig L. Johnson entered into an employment agreement dated as of June 16, 2003. Pursuant to the agreement, Mr. Johnson was employed as Franklin Bank's Executive Vice President of Lending. On November 10, 2003, Mr. Johnson became the President and CEO of Franklin and of Franklin Bank. The employment agreement, however, has not been modified to reflect such change. The term of the agreement is for one year, provided, however, that the agreement shall be automatically extended for successive additional one-year periods, unless at least 90 days prior to any anniversary date, either Franklin Bank or Mr. Johnson furnishes the other with written notice that the term shall not be so extended. Under the agreement, Mr. Johnson is paid a base salary of $160,000 per annum. On or before March 31 following each calendar year (except for calendar year 2003), Mr. Johnson is eligible to receive an annual performance bonus based upon Franklin Bank's achieving (i) targeted financial results for the prior year, taking into consideration the earnings set forth in the annual budget approved by Franklin Bank's Board of Directors each year; and/or (ii) such other goals and objectives as mutually determined each year during the term of agreement between Franklin Bank and Mr. Johnson. The amount of the annual cash bonus earned and payable for any year shall be up to 40% of Mr. Johnson's base salary for such year and based on a formula established by the Compensation Committee for all key executive officers of Franklin Bank. Mr. Johnson is eligible for a bonus for calendar year 2003 based on mutually agreed upon performance goals as well as other specific and agreed upon accomplishments, provided that such bonus shall not exceed $50,000. Pursuant to the employment agreement, Franklin granted Mr. Johnson an option to purchase 1,500 shares of Franklin common stock and an option to purchase 5,000 shares of Franklin common stock pursuant to Franklin's 1994 Stock Option Plan. Pursuant to the agreement, Franklin Bank agreed to pay Mr. Johnson for his costs of temporary housing for up to 90 days, not to exceed $2,000 per month. Under the agreement, Mr. Johnson participates in all of Franklin's benefit plans and, in addition, Franklin has agreed to pay for country club dues. Under the agreement, Mr. Johnson may be terminated at any time, with or without cause. In the event that Mr. Johnson is terminated without cause or there is a material and substantial reduction of his duties or the relocation of his then current base salary or elimination of eligibility for annual cash bonus, eligibility for long term incentive compensation or any existing benefits, then pursuant to a change in control (as generally defined below), which occurs during the period commencing 180 days prior to the date of a change in control and ending on the first anniversary of a change in control, Franklin Bank will pay to Mr. Johnson 1.0 times Mr. Johnson's base salary and annual cash bonus if the termination occurs during the first twelve months of his employment, or 1.5 times the average of Mr. Johnson's previous three years (or fewer years if employment is less than three full years) of his base salary and annual cash bonus if he is terminated after his first twelve months of employment. During Mr. Johnson's employment with Franklin Bank and during any period in which Mr. Johnson receives payment of his base salary, Mr. Johnson may not compete with Franklin Bank. In addition, during his employment and for a period after termination of his employment equal to the greater of six months or the period for which he receives payment of his base salary, Mr. Johnson may not solicit any customer, employee or agent of Franklin Bank.

      Mr. Johnson has executed an amendment to his employment agreement, waiving his right to receive payments and benefits under his employment agreement and terminating such agreement upon the consummation of the merger with First Place, provided that First Place enters into a change in control agreement with Mr. Johnson, which is substantially identical to severance agreements previously entered into between First Place and its officers. Without the waiver and release of a severance payment and upon a qualifying termination following completion of the merger, Mr. Johnson would be entitled to receive approximately $150,000 of cash compensation, assuming consummation of the merger at March 22, 2004.

      Franklin Bank and Leonard B. Carleton entered into an employment agreement dated as of June 16, 2003. Pursuant to the agreement, Mr. Carleton is employed as Franklin's Treasurer and Chief Financial Officer. The term of the agreement is one year, provided, however, that the agreement shall be automatically extended for successive additional one-year periods, unless at least 90 days prior to any anniversary date, either Franklin Bank or Mr. Carleton furnishes the other with written notice that the term shall not be so extended. Under the agreement, Mr. Carleton is paid a base salary of $125,000 per annum. On or before March 31 following each calendar year (except for calendar year 2003), Mr. Carleton is eligible to receive an annual performance bonus based upon Franklin Bank's achieving (i) targeted financial results for the prior year, taking into consideration the earnings set forth in the annual budget approved by Franklin Bank's board of directors each year; and/or (ii) such other goals and objectives as mutually determined each year during the term of the agreement between Franklin Bank and Mr. Carleton. The amount of the annual cash bonus earned and payable for any year shall be based on a formula established by the compensation committee for all key executive officers of Franklin Bank. Mr. Carleton will be eligible for a bonus for calendar year 2003 based on a mutually agreed upon performance goal, provided that such bonus shall not exceed $25,000. Pursuant to the employment agreement, Franklin granted Mr. Carleton an option to purchase 1,125 shares of Franklin common stock and an option to purchase 3,000 shares of Franklin common stock pursuant to Franklin's 1994 stock option plan. Under the agreement, Mr. Carleton participates in all Franklin's benefit plans. Under the agreement, Mr. Carleton may be terminated at any time, with or without cause. In the event that Mr. Carleton is terminated without cause or there is a material and substantial reduction of his duties or the relocation of Mr. Carleton from Franklin Bank's current headquarters to a location of at least 50 miles away or Mr. Carleton resigns due to the reduction of his then current base salary or elimination of eligibility for an annual cash bonus, eligibility for long term incentive compensation or any existing benefits, then pursuant to a change in control (as generally defined below), which occurs during the period commencing 180 days prior to the date of a change in control and ending on the first anniversary of a change in control, Franklin Bank will pay to Mr. Carleton
1.0 times Mr. Carleton's base salary and annual cash bonus if the termination occurs during the first twelve months of his employment or 1.5 times the average of Mr. Carleton's previous three years (or fewer years, if employment is less than three full years) of his base salary and annual cash bonus if he is terminated after his first twelve months of employment. During Mr. Carleton's employment with Franklin Bank and for a period after the termination of Mr. Carleton's employment equal to the greater of (i) one year; or (ii) a period for which Mr. Carleton receives payment of his base salary, Mr. Carleton may not compete with the bank nor solicit any customer, employee or agent of Franklin Bank. In the event there occurs a qualifying termination following completion of the merger with First Place, Mr. Carleton will be entitled to a severance payment of up to approximately $150,000 of cash compensation, assuming consummation of the merger at March 22, 2004.

      On April 14, 2003, Mr. Shelp and Franklin Bank entered into an employment agreement. The employment agreement terminated upon Mr. Shelp's resignation on November 10, 2003. Among other things, the employment agreement provided as follows: Mr. Shelp would serve as the President and Chief Executive Officer and as a Director of Franklin and of Franklin Bank. Mr. Shelp would be paid a base salary of $260,000 per annum retroactive to January 1, 2003. Mr. Shelp would be eligible for the 2003 executive bonus plan pursuant to which his bonus compensation, to a maximum 90% of his base salary, was to be paid based on achieving targeted diluted earnings per share goals. Mr. Shelp also was granted an option with respect to 2,000 shares under the 1994 Key Executive Incentive Stock Option Plan. Such options vested on the date of Mr. Shelp's termination of employment. With respect to 2,700 options previously granted to Mr. Shelp, such options became immediately exercisable on April 14, 2003. After termination of his employment, Mr. Shelp may provide consulting services to Franklin Bank, upon Franklin Bank's request and at times mutually agreed to, at the rate of $200 per hour. During his employment and for a period of 1 year thereafter, Mr. Shelp is prohibited from soliciting any customer of Franklin Bank or soliciting, for purposes of employment or association, any employee or agent of Franklin Bank.

      As has been disclosed in the previous proxy statements of Franklin Bank, beginning in 1993, and as amended since then, Franklin Bank has entered into severance agreements with certain former and current senior officers. The severance agreements, as amended, generally provide compensation in the event of a change in control of Franklin Bank (including the merger with First Place) and either a subsequent termination of the designated officer by Franklin (other than for cause) or a termination by the officer because of a material change in the terms of employment occurring within 3 years thereafter. Pursuant to such severance agreements, Mr. Shelp was paid severance of $998,304 in 2003. There are only 6 of these previously disclosed severance agreements outstanding. If the remaining agreements are triggered and payable, they would amount to an after-tax cost to Franklin of approximately $231,000.

      Franklin Bank has entered into change in control agreements with each of Ronald J. Carr, its Senior Vice President - Director of Human Resources and Michael A. King, its Senior Vice President - Retail Banking. These agreements generally provide that upon a change in control (as defined below) and termination of his employment by Franklin Bank without cause, or his resignation as a result of his removal from the position with Franklin Bank, or a material and substantial reduction of his duties in such position or his relocation from Franklin Bank's current headquarters to a location at least 50 miles away or his resignation due to the reduction of his then current base salary or elimination of eligibility for annual cash bonus, eligibility for long-term incentive compensation or any existing benefits, which occur during the period commencing 180 days prior to the change in control and ending on the first anniversary of a change in control, then as applicable, Mr. Carr or Mr. King would be entitled to
1.0 times his base salary and annual cash bonus if such termination occurs during the first twelve months of his employment with Franklin Bank or 1.5 times the average of his three years (or fewer years if employment is less than three full years) of the base salary and annual cash bonus paid if such termination occurs after his first twelve months of employment. A change in control is generally defined to include acquisition by a person of more than 30% of Franklin's outstanding voting securities, the purchase of more than 30% of Franklin's outstanding securities pursuant to a tender or exchange offer, or upon consummation of a transaction resulting in a merger, where Franklin's shareholders do not control more than 50% of the merged entities voting securities, or resulting in the sale of substantially all of the assets of Franklin or resulting in the liquidation or dissolution of Franklin.

      In the event there occurs a qualifying event following completion of the merger and Mr. Carr is terminated, he would be entitled to a severance payment of up to approximately $102,500 of cash compensation, assuming consummation of the merger at March 22, 2004. It is expected that Mr. King will continue with First Place Bank after the merger as Senior Vice President - Retail Banking of the Franklin Bank Division and will execute an amendment to his change in control agreement waiving his right to receive payments under the agreement. Without the waiver and release of his severance payment and upon a qualifying event following completion of the merger, Mr. King would be entitled to receive up to approximately $154,000 of cash compensation, assuming consummation of the merger at March 22, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table presents certain information, as of March 22, 2004, with respect to the common stock owned by each director, each executive officer, and all executive officers and directors as a group of Franklin, and by each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to Franklin to be the beneficial owner of more than 5% of the outstanding shares of Franklin's common stock. The shares and percentages shown below include shares which may be acquired by the persons listed pursuant to outstanding Franklin stock options beneficially owned and exercisable within 60 days of March 22, 2004. Except as otherwise indicated below, each person listed has sole voting and investment power as to the shares listed:

                                                                                                      PERCENT OF
                                                                                                      OUTSTANDING
                                                                                  COMMON                COMMON
                                                                                   STOCK                 STOCK
                                NAME                                    AGE         (1)                   (2)
                                ----                                                ---                   ---
Walter J. Aspatore                                                      60            500                   *
Irving R. Beimler                                                       56          1,000    (3)            *
Leonard B. Carleton                                                     57          4,125                   *
Ronald Carr                                                             46          1,929                   *
Dean A. Friedman                                                        52         53,626    (4)          1.4%
Craig L. Johnson                                                        44          6,600                   *
Michael A. King                                                         49          1,125                   *
Richard J.  Lashley                                                     45          3,000  (1) (5)          *
John Wm. Palmer                                                         43          2,000  (1) (5)          *
David F. Simon                                                          57        104,509    (6)          2.7%
All Executive Officers and Directors as a group (10 persons)                      178,414                 4.0%
Hot Creek Investors, L.P. (7)                                                     249,586    (8)          6.6%
Dimensional Fund Advisors, Inc. (7)                                               193,004    (9)          5.1%
Financial Institution Partners, II L.P. (7)                                       346,287    (10)         9.2%
PL Capital, LLC and Goodbody/PL Capital LLC (7)                                   348,000    (11)         9.2%
Philip J. Timyan (7)                                                              261,180    (12)         6.9%
Millenco, L.P. (7)                                                                199,552    (13)         5.3%

----------
*     less than 1.0% of the outstanding shares

(1) Includes the following shares which may be acquired pursuant to outstanding stock options: Mr. Carleton: 4,125; Mr. Carr: 1,860; Mr.
      Friedman: 18,189; Mr. King: 1,125; Mr. Johnson: 6,500; and Mr. Simon:
      67,176. This information also includes common shares which have been allocated to principal shareholders who are participants in the Franklin Bank's ESOP approximately as follows: Mr. Carr: 69; and Mr. Simon: 4,309. Franklin Bank's ESOP holds approximately 70,755 shares. Messrs. Aspatore and Friedman are members of the ESOP Committee and Messrs. Aspatore and Friedman are the ESOP Trustees. Generally, participants direct the Committee how to vote the shares allocated to their account, and to the extent such shares are not voted or no voting instruction are provided, the Trustees will vote such shares as instructed by the Committee.

(2) The calculation of each of the percentages shown in this column is based on the number of shares outstanding at March 22, 2004, plus the number of shares held by executive officers and directors which may be acquired pursuant to outstanding options at such date.

(3) Mr. Beimler is the senior vice president of Hovde Capital, Inc. and senior vice president of Hovde Capital Advisors, which are affiliated with Hovde Capital, LLC, the general partner of Financial Institutions Partners, II L.P. See footnote (10) below.

(4)   Includes 8,496 shares held by Mr. Friedman as custodian for his children.

(5) With respect to Mr. Lashley, shares include 2,000 shares held by his wife. Messrs. Lashley and Palmer are investment managers, primarily as managing members of PL Capital, LLC and Goodbody/PL Capital LLC. See footnote (11) below.

(6) Includes 5,194 shares held by Mr. Simon as trustee for his children and 7,499 shares held by a group in which Mr. Simon exercises voting control. In addition, the amount includes 1,951 shares held by an adult son of Mr. Simon, as to which shares Mr. Simon disclaims beneficial ownership.

(7)   Based on information included in Schedule 13D, Schedule 13F and/or
      Schedule 13G under the Securities Exchange Act of 1934.

(8) Hot Creek Investors, L.P., Hot Creek Capital, L.L.C., its General Partner, and David M.W. Harvey, the principal member of the General Partner, are located in Gardnerville, Nevada.

(9)   Dimensional Fund Advisors, Inc. is located in Santa Monica, California.

(10)  Financial Institution Partners II, L.P. is located in Washington, D.C.

(11) PL Capital, LLC, Goodbody/PL Capital and the PL Capital Entities are located in Naperville, Illinois.

(12) Held directly and indirectly, Mr. Timyan's principal business offices are located in Western Springs, Illinois.

(13)  Millenco, L.P., Millenium Management, LLC, its managing partner and Israel
      A. Englander, the sole managing member of the managing partner, are located in New York, New York.

                      EQUITY COMPENSATION PLAN INFORMATION
                                    12-31-03

                                                                                       NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER EQUITY
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF           COMPENSATION PLANS
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
       PLAN CATEGORY            WARRANTS AND RIGHTS.      WARRANTS AND RIGHTS.       REFLECTED IN COLUMN (A))
       -------------            -------------------       -------------------        ------------------------
                                        (a)                        (b)                          (c)
Equity compensation plans             229,965                    $11.94                       168,992
approved by security holders

      The above table provides information about Franklin's equity compensation plans, which consist solely of four stock option plans. Franklin assumed such stock option plans in connection with it becoming the holding company for Franklin Bank. All of Franklin's stock option plans were approved by security holders. The stock option plans consist of two directors' plans and two employee plans: the 1986 Directors Stock Option Plan, the 1994 Directors Stock Option Plan, the 1986 Key Executive Stock Option Plan and the 1994 Key Executive Incentive Stock Option Plan. The period in which options can be granted under the two 1986 plans has expired.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For the years ended December 31, 2003, 2002 and 2001, Franklin engaged Solomon Friedman Advertising, for media placement and radio production fees. Dean A. Friedman, a director of Franklin, is President, Chief Executive Officer and a part owner of Solomon Friedman Advertising. The Bank paid $483,877, $522,483 and $616,027 to Solomon Friedman Advertising for the years ended December 31, 2003, 2002 and 2001, respectively which includes the costs of media and production. In August 2002, Franklin adopted a policy prohibiting future transactions with affiliates, and seeking to end any existing transactions in accordance with their respective terms. Pursuant to this policy, Franklin was scheduled to cease doing business with Solomon Friedman Advertising upon expiration of its written agreement on December 31, 2003. However, Franklin and Solomon Friedman Advertising have extended the Solomon Friedman Advertising agreement for the interim period of January 1, 2004 up to the date of the merger with First Place, and Franklin has waived the application of its policy only insofar as such extension.

ITEM 14. PRINCIPAL ACCOUNT FEES AND SERVICES

      AUDIT AND NON-AUDIT FEES

      Aggregate fees for professional services rendered for Franklin by Grant Thornton LLP as of the years ended December 31, 2003 and 2002 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of Franklin's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

                                           2003               2002
                                           ----               ----
            AUDIT FEES                   $166,100           $126,570
            AUDIT-RELATED FEES               0                  0
            TAX FEES                      47,925             32,364
            ALL OTHER FEES                111,660            49,995
                 TOTAL                   $325,685           $208,929

      Audit Fees for the years ended December 31, 2003 and 2002 were for professional services rendered for the audits of the consolidated financial statements of Franklin, quarterly review of the financial statements included in Franklin's Quarterly Reports on Form 10-Q, or services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements for such years.

      Audit-Related Fees as of the years ended December 31, 2003 and 2002 were for assurance and related services by Grant Thornton LLP that are reasonably related to the performance of the audit or review of Franklin's financial statements.

      Tax Fees as of the years ended December 31, 2003 and 2002 were for professional services rendered by Grant Thornton LLP for services related to tax compliance, tax advice and tax planning.

      All Other Fees as of the years ended December 31, 2003 and 2002 were for services rendered for due diligence and severance compensation calculations.

      None of the services described above was approved by the Audit Committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.

      POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

      The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

(A) (1) FINANCIAL STATEMENTS

      The consolidated financial statements of Franklin and its subsidiaries filed with this report are set forth on the Index to Consolidated Financial Statements of this report.

(A) (2) FINANCIAL STATEMENT SCHEDULES

ALL OTHER FINANCIAL STATEMENT SCHEDULES HAVE BEEN OMITTED AS THE REQUIRED INFORMATION IS INAPPLICABLE.

(A) (3) EXHIBITS

                                                                                 SEQUENTIAL PAGE NUMBER
EXHIBIT                                                                         WHERE ATTACHED EXHIBITS
NO.                                                                    DOCUMENT ARE LOCATED IN THE 10-K
2.1      Business Combination Application dated March 14, 2002 filed with the OCC(1)...................
2.2      Consolidation Agreement dated as of April 23, 2002(2).........................................
3.1      Articles of Incorporation(1)..................................................................
3.2      Bylaws(1).....................................................................................
3.3      Amendments to Bylaws(3).......................................................................
4.1      Specimen Stock Certificate(1).................................................................
10.1     Key Executive Stock Option Plan(2)............................................................
10.2     1986 Directors' Stock Option Plan(2)..........................................................
10.3     1994 Directors' Stock Option Plan(2)..........................................................
10.4     Amendment (1998) to 1994 Directors' Stock Option Plan(2)......................................
10.5     Form of Officers Severance Agreement(2).......................................................
10.6     Form of Amendment to Officers Amended and Restated Severance Agreement(2).....................
10.7     Form of Amended and Restated Severance Agreement (Non-Employee Directors)(2)..................
10.8     Form of Amendment to Amended and Restated Severance Agreement (Non-Employee directors)(2).....
10.9     Form of Second Amendment to amended and Restated Severance Agreement
         (Non-Employee Directors)(2)...................................................................
10.10    Amended and Restated Severance Agreement of David L. Shelp(2).................................
10.11    Employment Agreement of David. L. Shelp(t)....................................................
10.12    Employment Agreement of Craig L. Johnson(4)...................................................
10.13    Employment Agreement of Leonard B. Carleton(4) ...............................................
10.14    Change in Control Agreement of Ronald J. Carr(4)..............................................
10.15    Change in Control Agreement of Michael A. King(4)  ...........................................
10.16    Amended and Restated 1994 Key Executive Incentive Stock Option Plan(4) .......................
10.17    Agreement and Plan of Merger Dated as of November 10, 2003 by and between First Place
         Financial Corporation and Franklin Bancorp, Inc.(5)...........................................
10.18    Amendment to Employment Agreement of Craig L. Johnson (t).....................................
21       Subsidiaries of Registrant(t).................................................................
23.1     Consent of Grant Thornton LLP(t)..............................................................
24.1     Powers of Attorney (included on Signature Page) ..............................................
31.1     Certification of Chief Executive Officer(t)...................................................
31.2     Certification of Chief Financial Officer(t)...................................................
32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(t)....................

(B) REPORTS ON FORM 8-K

      On November 12, 2003, registrant filed a Form 8-K, disclosing in Item 5 thereof the proposed merger between First Place Financial Corp. and registrant, in Item 9 thereof a webcast by First Place Financial Corp. and in Item 12 thereof the results of operations for registrant's 2003 third quarter.

(C) EXHIBITS

      See Item 15(a)(3).

(D) FINANCIAL STATEMENT SCHEDULES

      None.

----------
(1) .Incorporated by reference to Exhibits to form 8-K filed on November 7, 2002, Commission File No. 50078.

(2) Incorporated by reference to Exhibits to form 8-K/A filed on November 15, 2002, Commission file No. 50078.

(3) Incorporated by reference to Exhibit 3.5 to Form 10-K filed on March 31, 2003, Commission File No. 50078.

(4) Incorporated by reference to Exhibits to Form 10-Q filed on August 14, 2003, Commission File No. 50078

(5) Incorporated by reference to Exhibit 99.2 to Form 8-K filed on November 12, 2003, Commission File No. 50078

(t)   Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FRANKLIN BANCORP, INC.


March 30, 2004               By: /s/ Craig L. Johnson
                                 -----------------------------------------------
                                 Craig L. Johnson, President and Chief Executive Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig L. Johnson and Leonard B. Carleton, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Franklin Bancorp, Inc.), to sign and file pursuant to the Securities Exchange Act of 1934, as amended, any and all amendments to this Annual Report on Form 10-K together with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of Franklin Bancorp, Inc. this 30th day of March 2004.

/s/  Craig L. Johnson                                    /s/ Irving R. Beimler
---------------------------------------------        -----------------------------------------
Craig L. Johnson, President, CEO and Director                Irving R. Beimler, Director
(Principal Executive Officer)

/s/  Leonard B. Carleton                                 /s/ Dean A. Friedman
---------------------------------------------        -----------------------------------------
Leonard B. Carleton, Chief Financial                         Dean A. Friedman, Director
Officer and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

/s/  David F. Simon                                      /s/ Richard J. Lashley
---------------------------------------------        -----------------------------------------
David F. Simon, Chairman of the Board                        Richard J. Lashley, Director

/s/  Walter J. Aspatore                                  /s/ John W. Palmer
---------------------------------------------        -----------------------------------------
Walter J. Aspatore, Director                                 John W. Palmer, Director

                             FRANKLIN BANCORP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants.......................................F-2

Consolidated Statements of Financial Condition at December 31, 2003 and 2002.............F-3

Consolidated Financial Statements of Income for the years ended

December 31, 2003, 2002 and 2001.........................................................F-4

Consolidated Financial Statements of Comprehensive Income for the years ended
December 31, 2003, 2002 and 2001.........................................................F-5

Consolidated Statements of Shareholders' Equity for the years ended

December 31, 2003, 2002 and 2001.........................................................F-6

Consolidated Statements of Cash Flows for the years ended

December 31, 2003, 2002 and 2001.........................................................F-7

Notes to Consolidated Financial Statements...............................................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Franklin Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Franklin Bancorp, Inc. and its wholly-owned subsidiary Franklin Bank, N.A. as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Bancorp, Inc. and its wholly-owned subsidiary Franklin Bank, N.A. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




Southfield, Michigan
January 23, 2004

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   At December 31,
                                                         ----------------------------------
                                                              2003                 2002
                                                              ----                 ----
Assets
Cash and Due From Banks                                  $  46,995,714        $  18,171,153
Interest-Earning Deposits                                      744,479            3,580,028
Time Deposits with Federal Home Loan Bank                      103,983            9,050,162
                                                         -------------        -------------
Cash and Cash Equivalents                                   47,844,176           30,801,343
Securities Available for Sale                               91,570,290          149,836,544
Federal Home Loan Bank Stock, at Cost                        5,946,700            5,868,900
Federal Reserve Bank Stock, at Cost                            932,750            1,541,500

Loans                                                      355,124,239          333,345,726
Allowance for Loan Losses                                   (4,923,469)          (5,926,813)
                                                         -------------        -------------
Net Loans                                                  350,200,770          327,418,913
Accrued Interest Receivable                                  2,717,721            3,075,368
Real Estate Owned                                              147,144            2,004,449
Premises and Equipment, Net                                  3,075,976            3,026,171
Cash Surrender Value of Life Insurance                      11,144,263            9,799,009
Prepaid Expenses and Other Assets                            5,383,188            9,106,119
                                                         -------------        -------------
Total Assets                                             $ 518,962,978        $ 542,478,316
                                                         =============        =============

Liabilities and Shareholders' Equity
Deposits                                                   406,379,774          429,129,830
Short Term Borrowings                                       65,000,000           65,000,000
Accrued Interest Payable                                       214,827              260,275
Other Liabilities                                            1,631,095            2,446,516
                                                         -------------        -------------
Total Liablilities                                         473,225,696          496,836,621
Commitments and Contingencies                                       --                   --

Common Stock - No Par Value; Stated Value $1;
Authorized 6,000,000 shares, issued and outstanding
3,753,667 and 3,647,593 at December 31, 2003 and
2002, respectively                                           3,753,667            3,647,593
Additional Paid-In Capital                                  28,214,668           27,154,384
Retained Earnings                                           12,310,373           12,413,704
Accumulated Other Comprehensive Income (Loss)                1,458,574            2,426,014
                                                         -------------        -------------
Total Shareholders' Equity                                  45,737,282           45,641,695
                                                         -------------        -------------
Total Liabilities and Shareholder's Equity               $ 518,962,978        $ 542,478,316
                                                         =============        =============

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Year Ended December 31,
                                                                        ------------------------------------------------
                                                                           2003              2002               2001
                                                                           ----              ----               ----
Interest Income
Interest On Loans                                                       $22,009,688      $ 25,147,191       $ 28,664,587
Interest on Securities                                                    3,081,173         5,856,111          7,373,257
Other Interest and Dividends                                              2,341,892         2,553,531          2,771,627
                                                                        -----------      ------------       ------------
Total Interest Income                                                    27,432,753        33,556,833         38,809,471

Interest Expense
Interest on Deposits                                                      3,149,406         4,951,123          7,237,936
Interest on Other Borrowings                                              2,896,187         2,959,471          3,299,197
                                                                        -----------      ------------       ------------
Total Interest Expense                                                    6,045,593         7,910,594         10,537,133
Net Interest Income                                                      21,387,160        25,646,239         28,272,338
Provision for Loan Losses                                                 2,902,612         3,809,760          1,858,500
                                                                        -----------      ------------       ------------
Net Interest Income After Provision for Loan Losses                      18,484,548        21,836,479         26,413,838

Non-Interest Income
Deposit Account Service Charges                                           3,085,870         3,222,270          3,594,836
Loan Fees                                                                   660,767           536,999            325,032
Net Gain on Sale of Securities                                              412,000           648,357          1,143,587
Net Gain on Sale of Other Assets                                            270,239          (191,897)           (58,843)
Increase in Cash Value or and Proceeds from Life
Insurance                                                                   515,254         2,331,772             18,357
Other                                                                       470,287           479,574            690,705
                                                                        -----------      ------------       ------------
Total Non-Interest Income                                                 5,414,417         7,027,075          5,713,674

Non-Interest Expense
Compensation and Benefits                                                 9,375,052         9,584,065          9,773,879
Severance Compensation                                                    3,077,030         2,489,519            708,047
Occupancy and Equipment                                                   3,250,226         3,217,045          3,332,432
Advertising                                                                 550,778           609,690            798,619
Federal Insurance Premiums                                                   65,366            69,237            186,318
Defaulted Loan Expense                                                      790,793           778,223            400,720
Communication Expense                                                       565,166           594,277            585,340
Outside Services                                                          2,651,310         2,913,156          2,199,226
Merger Expense                                                              303,509                --             67,192
Other                                                                     1,895,595         2,388,858          2,074,904
                                                                        -----------      ------------       ------------
Total Non-Interest Expense                                               22,524,825        22,644,070         20,126,677
                                                                        -----------      ------------       ------------
Income Before Provision for Federal Income Taxes                          1,374,140         6,219,484         12,000,835
Provision for Federal Income Taxes                                          296,067           603,137          3,360,066
                                                                        -----------      ------------       ------------
Net Income Before Preferred Stock Dividends                               1,078,073         5,616,347          8,640,769
Preferred Stock Dividends of Subsidiary                                          --         1,800,900          1,800,900
                                                                        -----------      ------------       ------------
Net Income                                                              $ 1,078,073      $  3,815,447       $  6,839,869
                                                                        ===========      ============       ============

Income Per Common Share
  Basic                                                                 $      0.29      $       1.05       $       1.92
  Diluted                                                                      0.28              1.01               1.86

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                       Year Ended December 31,
                                                                2003             2002            2001
                                                             -----------       ----------      ----------
Net Income                                                   $ 1,078,073       $3,815,447      $6,839,869
 Other comprehensive income net of tax:
  Unrealized gains on securities:
    Unrealized gains/(loss) arising during period               (695,670)       1,844,135       1,369,433
    Less reclassification adjustment for gains included          271,770          427,916         754,767
                                                             -----------       ----------      ----------
    in net income
    Other comprehensive income                                  (967,440)       1,416,219         614,666
                                                             -----------       ----------      ----------
Comprehensive Income                                         $   110,633       $5,231,666      $7,454,535
                                                             ===========       ==========      ==========

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For year ended December 31, 2003

                                                                                                     ACCUMULATED
                                                                  ADDITIONAL                            OTHER           TOTAL
                                                  COMMON           PAID-IN          RETAINED        COMPREHENSIVE   SHAREHOLDER'S
                                                   STOCK           CAPITAL          EARNINGS        INCOME/(LOSS)      EQUITY
                                                -----------      ------------     ------------      -------------   -------------
Balance at January 1, 2001                      $ 3,552,550      $ 27,459,376      $ 3,881,411         $ 395,129     $ 35,288,466
Net income                                                                           6,839,869                          6,839,869
Exercise of options                                  54,992           379,870                                             434,862
Less:  cash dividends declared                                                        (998,404)                          (998,404)
Other comprehensive income                                                                               614,666          614,666
                                                -----------      ------------     ------------       -----------     ------------

Balance at December 31, 2001                      3,607,542        27,839,246        9,722,876         1,009,795       42,179,459
Net income                                                                           3,815,447                          3,815,447
Exercise of options                                  40,051           439,757                                             479,808
Tax benefit on non-qualified stock options                             74,983                                              74,983
Initial issuance costs of Franklin Finance
preferred stock                                                    (1,199,602)                                         (1,199,602)
Less:  cash dividends declared                                                      (1,124,619)                        (1,124,619)
Other comprehensive                                                                                    1,416,219        1,416,219
                                                -----------      ------------     ------------       -----------     ------------

Balance at December 31, 2002                      3,647,593        27,154,384       12,413,704         2,426,014       45,641,695
Net income                                                                           1,078,073                          1,078,073
Exercise of options                                 106,074         1,060,284                                           1,166,358
Less:  cash dividends declared                                                      (1,181,404)                        (1,181,404)
Other comprehensive income                                                                              (967,440)        (967,440)
                                                -----------      ------------     ------------       -----------     ------------

Balance at Dec. 31, 2003                        $ 3,753,667      $ 28,214,668     $ 12,310,373       $ 1,458,574     $ 45,737,282
                                                ===========      ============     ============       ===========     ============

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     TWELVE MONTHS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                2003               2002                2001
                                                                                ----               ----                ----
Cash flows from operating activities
Net income                                                                  $  1,078,073       $  3,815,447       $   6,839,869
Adjustments to reconcile net income to cash provided by
operating activities:
Provision for loan losses                                                      2,902,612          3,809,760           1,858,500
Depreciation and amortization                                                  1,210,181          1,157,721           1,342,882
Realized gain on sale of securities, net and other assets                       (682,239)          (456,460)         (1,084,744)
Gain on redemption of life insurance                                                  --         (1,720,147)                 --
Increase in cash surrender value of life insurance                              (515,254)          (611,625)            (18,357)
Net deferral of loan origination costs/fees                                       36,293             46,217            (386,250)
Decrease in accrued interest receivable                                          357,647            197,719             855,019
Amortization and accretion on securities                                        (370,458)           950,189          (1,190,768)
Decrease/(increase) in prepaid expenses and other assets                       2,377,677         (4,929,101)           (884,401)
Increase/(decrease) in accrued interest payable, deferred taxes
and other liabilities                                                           (815,422)           791,759          (1,022,494)
                                                                            ------------       ------------       -------------
Total adjustments                                                              4,501,037           (763,968)           (530,613)
                                                                            ------------       ------------       -------------
Net cash provided by operating activities                                      5,579,110          3,051,479           6,309,256

Cash flows from investment activities
(Purchase) of securities available for sale                                  (34,944,375)       (49,668,362)       (149,287,216)
Proceeds from sales of securities available for sale                          32,738,159         26,970,258         111,620,470
Proceeds from maturities and paydowns of securities available for sale        59,047,968         33,528,612          46,112,188
Net decrease/(increase) in loans                                             (22,781,857)       (13,510,972)        (10,247,400)
(Purchase) sale of Federal Reserve Bank/Federal Home Loan
Bank stock                                                                       530,950            (22,400)           (210,550)
Proceeds from/(Purchase of) cash value life insurance                           (830,000)         2,551,120         (10,000,000)
Proceeds from the sale of real estate owned                                    1,536,451            579,487             982,223
Capital expenditures                                                          (1,068,470)        (1,030,930)           (622,525)
                                                                            ------------       ------------       -------------
Net cash provided by/(used in) investment activities                          34,228,825           (603,187)        (11,652,810)

Cash flows from financing activities
Net (decrease)/increase in deposits                                          (22,750,056)        39,771,581           1,439,664
Decrease in short term borrowings and subordinated capital notes                      --        (14,605,696)         (2,720,405)
Exercise of common stock options                                               1,166,358            554,791             434,862
Redemption of preferred stock                                                         --        (20,700,000)                 --
Cash dividends paid on common stock                                           (1,181,404)        (1,124,619)           (998,404)
                                                                            ------------       ------------       -------------
Net cash (used in)/provided by financing activities                          (22,765,102)         3,896,057          (1,844,283)
                                                                            ------------       ------------       -------------
Net increase in cash and cash equivalents                                     17,042,834          6,344,349          (7,187,837)
Beginning cash and cash equivalents                                           30,801,342         24,456,994          31,644,831
                                                                            ------------       ------------       -------------
Ending cash and cash equivalents                                            $ 47,844,176       $ 30,801,343          24,456,994
                                                                            ============       ============       =============

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                                                    $  6,171,214       $  7,930,130       $  10,559,583
Federal income taxes                                                                  --          2,475,000           3,280,000
Non-cash investing and financing activities:
Transfer from loans to real estate owned (net)                                 2,473,971          2,697,132             486,735

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Effective at the close of business on October 23, 2002, Franklin Bank, N.A. (the "Bank") was reorganized and Franklin Bancorp, Inc. ("Bancorp" or the "Corporation") was formed. All of the outstanding common shares of the Bank were exchanged on a one for one basis for the common shares of Bancorp to create a one bank holding company. As control did not change, this transaction was accounted for at historical cost, therefore there was not a significant effect on the comparability of the financial statements presented. Franklin Bank, N.A. is a nationally chartered commercial bank, and a member of the Federal Reserve Bank ("FRB") System and the Federal Home Loan Bank ("FHLB") System. As a member of these systems, the Bank maintains a required investment in capital stock of the FRB of Chicago and the FHLB of Indianapolis.

Deposits are insured by the Savings Association Insurance Fund ("SAIF") within certain limitations, as administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank operates four branches along with its main office branch in the communities of Southfield, Birmingham, Grosse Pointe Woods, and Troy, Michigan. The Bank is engaged in the business of commercial and retail banking. The majority of the Bank's income is derived from commercial and to a lesser extent retail business lending activities and investments.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements consist of the accounts of Bancorp and its wholly-owned subsidiary Franklin Bank, N.A. and its wholly owned subsidiaries, Franklin Mortgage Services LLC and Franklin Safe Deposit Company. Significant inter-company balances and transactions have been eliminated.

PREFERRED STOCK OF SUBSIDIARY

Franklin Finance Corporation ("the Company"), formerly a wholly owned subsidiary of Franklin Bank, N.A. issued 2,070,000 shares of 8.70% Non-cumulative Exchangeable Preferred Stock, Series A ("Series A Preferred Shares"), with a liquidation preference of $10 per share. The Company was a real estate investment trust established for the purpose of acquiring, holding and managing real estate mortgage assets. Dividends on Series A Preferred Shares were non-cumulative and were payable quarterly in arrears. The Series A Preferred Shares were treated as regulatory Capital for the Bank. On December 22, 2002, the Series A Preferred Shares were redeemed for cash at a redemption price of $10 per share, plus accrued and unpaid dividends, thereon. The Board of Directors of the Company approved this dissolution and liquidation of the Company effective as of December 31, 2002.

SECURITIES

The Bank classifies securities into held to maturity, available for sale and trading categories. Held to maturity securities are those which management has the positive intent and the Bank has the ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those which the Bank may decide to sell if needed for liquidity, asset/liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of other comprehensive income or loss. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. There were no securities classified as trading or held to maturity at December 31, 2003 or 2002.

Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income is adjusted by amortization of purchase premium or discount and are included in income.

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

On an ongoing basis, the Bank's loan portfolio is reviewed and analyzed as to credit risk, performance, collateral value and quality. The allowance for loan losses is maintained at a level believed to be adequate by management to provide for probable loan losses inherent in the loan portfolio. Management's judgment as to the adequacy of the allowance, including the allocated and unallocated elements, is a result of ongoing review of larger individual loans, the overall risk characteristics of the smaller homogeneous loans, the level of non-performing assets, historical net charge-offs and the impact of prevailing economic conditions. Loans are charged-off to the extent they are deemed to be uncollectible.

A loan is considered impaired and placed on non-accrual status when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement typically when the loan becomes 90 days past due. Smaller balance homogeneous loans are collectively evaluated for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Fees received for originating loans for other institutions are recognized as income when the services are performed.

CONCENTRATIONS

The Bank has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category.

REAL ESTATE OWNED

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of the new cost basis or the new fair value. Revenue and expenses from operations are included in defaulted loan expense, and additions to the valuation allowance are included in other expense.

PREMISES AND EQUIPMENT

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated lives of the assets. The service lives are 30 years for building, three to seven years for furniture and equipment and the lesser of the lease terms or useful life (three to ten years) for leasehold improvements.

CASH SURRENDER VALUE OF LIFE INSURANCE

During 2003 and 2001, the Bank purchased life insurance policies on key members of management. In the event of death of one of these individuals, the Bank would receive a specified cash payment equal to the face value of the policy. Such policies are recorded at their cash surrender value. Increases in cash surrender value are reported as income.

STATEMENT OF CASH FLOWS

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated statements of financial condition caption "Cash and cash equivalents." These items have original maturities of ninety days or less.

STOCK OPTIONS

At December 31, 2003 and 2002, the Corporation has two stock-based, employee compensation plans and two stocked based director compensation plans, which are described more fully in Note 9. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans has an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earning (loss) per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, to stock-based employee compensation.

                                                                        Year Ended December 31,
                                                               2003               2002               2001
                                                               ----               ----               ----
Net income, as reported                                   $   1,078,073      $   3,815,447      $   6,839,869
Deduct:  total stock-based employee compensation
expense determined under fair value based method for
all awards, net of tax                                          133,186             20,608            116,936
                                                          -------------      -------------      -------------
Pro forma net income                                      $     944,887      $   3,794,839      $   6,722,933

Earnings per share:
Basic - as reported                                       $        0.29      $        1.05      $        1.92
Basic - pro forma                                                  0.26               1.04               1.83
Diluted - as reported                                              0.28               1.01               1.86
Diluted - pro forma                                                0.25               1.01               1.83

INCOME PER COMMON SHARE

Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared income of the entity.

COMPREHENSIVE INCOME

Comprehensive income is the sum of net income plus the change in net unrealized gains, net of deferred taxes, on investment securities available for sale.

INCOME TAXES

The Corporation records income tax expense based on the amount of taxes due on its return plus changes in deferred taxes, computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates that are more susceptible to change in the near term include the allowance for loan loss, the fair value of securities available for sale, and valuation of repossessed assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45 (FIN 45),"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The impact of adoption is not expected to have a significant impact on the Corporation's financial reporting.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities that possess certain characteristics as defined within the interpretation. However, in December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46(R)"), which revises FIN 46 and is intended to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46(R) requires the deconsolidation of trust preferred security subsidiaries. FIN 46(R) grants the companies the option to adopt its provisions as of the end of the first period ending after December 31, 2003 or elect to defer until the first period ending after March 15, 2004. As of December 31, 2003, the Company has decided to defer the application of FIN 46(R) until March 15, 2004. Management believes the adoption of FIN 46(R) in the first quarter of 2004 will not have a material impact on the financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149) which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The adoption of this rule did not have a material impact on the Corporation's results of operations or financial condition.

2. LOANS

                                                          December 31,
                                                ---------------------------------
                                                     2003                2002
                                                     ----                ----
Loans held for investment
Real estate
  Single family mortgage                        $  62,090,659       $  11,256,265
  Home equity                                       4,565,146           5,449,350
  Commercial mortgage                             181,440,549         188,394,330
  Construction                                     21,782,420          38,888,679
Consumer                                           19,831,239          24,512,016
Commercial                                         72,122,884          76,918,188
Lease financing                                             0              34,184
                                                -------------       -------------
Total loans held for investment                   361,832,897         345,453,012

Less
  Undistributed construction funds                  7,494,420          12,777,497
  Unamortized discounts on purchased loans                 --             150,624
  Unamortized discounts on lease financing                 --               1,220
  Unamortized net loan fees                          (785,762)           (822,055)
                                                -------------       -------------
Loans held for investment                         355,124,239         333,345,726
Allowance for loan losses                           4,923,469           5,926,813
                                                -------------       -------------
Net loans                                       $ 350,200,770       $ 327,418,913

ALLOWANCE FOR LOAN LOSSES

                                             Year Ended December 31,
                                       2003            2002            2001
                                    ----------      ----------      ----------
Balance at Beginning of Period      $5,926,813      $4,863,948      $3,951,552
Provision for Losses                 2,902,612       3,809,760       1,858,500
Charge-offs
   Commercial                        1,904,545       2,210,026       1,143,857
   Commercial Mortgage               2,687,166               0               0
   Construction                              0               0               0
   Residential                         432,971         268,794          51,815
   Overdraft                            74,911         104,424         124,043
   Consumer                          1,633,984       1,650,631         847,638
   Lease Financing                           0          68,334         175,917
                                    ----------      ----------      ----------
Total Charge-Offs                    6,733,577       4,302,209       2,343,270
Recoveries
   Commercial                          923,859         225,928         303,232
   Commercial Mortgage                 537,038               0               0
   Construction                              0               0               0
   Residential                          13,500               0             148
   Overdraft                            55,071          35,259         118,548
   Consumer                          1,214,172       1,053,712         558,100
   Lease Financing                      83,982         240,415         417,138
                                    ----------      ----------      ----------
Total Recoveries                     2,827,621       1,555,314       1,397,166
                                    ----------      ----------      ----------
Net Charge-offs                      3,905,956       2,746,895         946,104
                                    ----------      ----------      ----------
Balance at End of Period            $4,923,469      $5,926,813      $4,863,948
                                    ==========      ==========      ==========

At December 31, 2003, 2002 and 2001, the balance of impaired loans was $ 1.7 million, $4.8 million and $3.1 million, respectively. Of this amount, $669 thousand, $1.4 million and $595 thousand in impaired loans required no allowance for loan loss allocation at December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, 2002 and 2001 the remaining impaired loans of $1.0 million, $3.4 million and $2.5 million had $0.4 million, $2.0 million and $298 thousand of the allowance for loan losses allocated to them, respectively, although the entire allowance remains available for charge-offs of any loan.

The average balance of impaired loans for 2003, 2002 and 2001 was $4.4 million, $1.5 million and $2.0 million, respectively. Contractual interest income due and recognized on impaired loans during 2003 was $194 thousand and $121 thousand, respectively with $285,000 due and $10,800 recognized in 2002, and $341,000 due and $0 recognized on impaired loans in 2001. Non-accrual loans at December 31, 2003, 2002 and 2001 amounted to $1.7 million, $4.8 million and $3.1 million respectively, and are included in impaired loans.

At December 31, 2001, the Bank serviced whole loans and participations sold to others totaling approximately $1 million; the Bank was not servicing loans for others at December 31, 2003 or 2002.

A large percentage of the Bank's portfolio of loans is comprised of loans collateralized by commercial or residential real estate, substantially all of which were located in southeastern Michigan.

Management believes the allowance for loan losses at December 31, 2003, 2002 and 2001 is adequate. However, changing economic conditions in the Bank's lending area or future events impacting specific outstanding loans may result in adjustments to the allowance.

3. DEBT AND EQUITY SECURITIES

Securities Available for Sale

                                                                    Gross            Gross
                                                Amortized        Unrealized       Unrealized             Fair
                                                   Cost             Gains          Losses(1)             Value
                                                   ----             -----          ---------             -----
December 31, 2003
  Mortgage-backed securities                  $ 28,875,884      $    432,330      $    (57,891)     $ 29,250,323
  U.S. Government and agency securities         29,520,552           298,406           (69,375)       29,749,583
  Tax-exempt municipal securities                9,948,524           512,327                          10,460,851
  Taxable municipal securities                   1,356,000                                             1,356,000
  Corporate bonds                               19,659,369         1,094,164                --        20,753,533
                                              ------------      ------------      ------------      ------------
Total                                         $ 89,360,329      $  2,337,227      $   (127,266)     $ 91,570,290

December 31, 2002
  Mortgage-backed securities                  $ 66,165,358      $  1,812,586                        $ 67,977,944
  U.S. Government and agency securities         29,104,210           602,966                          29,707,176
  Tax-exempt municipal securities                8,757,475           243,702                           9,001,177
  Taxable municipal securities                   1,000,000                                             1,000,000
  Corporate bonds                               41,133,723         1,089,039           (72,515)       42,150,247
                                              ------------      ------------      ------------      ------------
Total                                         $146,160,766      $  3,748,293      $    (72,515)     $149,836,544

(1) Investments with unrealized losses have been in an unrealized loss position for less than 12 months. The Bank believes the losses are temporary based on fluxuations in market interest rates.

Gross realized gains, losses and proceeds on sale of securities available for sale were:

                                                                               Year ended December 31,
                                                                   -------------------------------------------------
                                                                       2003              2002               2001
                                                                       ----              ----               ----
Gross realized gains on U.S. Government and agency
securities                                                         $         --       $   341,182      $     291,877
Gross realized gains on mortgage-backed securities                      455,511           307,175            468,325
Gross realized gains/(losses) on corporate bonds                        (43,737)               --            438,438
Gross realized losses on SBA pool                                            --                --            (55,053)
                                                                                                       -------------
Gross proceeds from the sale of available for sale securities        32,249,491        26,970,258        111,620,470

The scheduled maturities of available for sale securities at December 31, 2003 were as follows:

                                                  Amortized          Fair
                                                    Cost             Value
                                                    ----             -----
Securities due within one year

  U.S. Government and agency securities          $ 8,526,280      $ 8,665,469
  Corporate bonds                                  6,495,756        6,596,967
                                                 -----------      -----------
  Tax-exempt municipals                           15,022,036       15,262,436

Securities due after one through five years
  Mortgage-backed securities                      20,040,060       19,990,990
  Corporate bonds                                  4,998,834        5,418,730
  Taxable municipals                               1,356,000        1,356,000
  Tax-exempt municipals                            2,591,945        2,710,426
                                                 -----------      -----------
                                                  28,986,839       29,476,146

Securities due after five through ten years
  Mortgage-backed securities                       2,560,997        2,666,296
  U.S. Government and agency securities              954,212        1,093,125
  Corporate bonds                                  5,164,779        5,710,120
  Tax-exempt municipals                              762,585          811,548
                                                 -----------      -----------
                                                   9,442,573       10,281,089

Securities due after ten years
  Mortgage-backed securities                      26,314,887       26,584,026
  Corporate bonds                                  3,000,000        3,027,716
  Tax-exempt municipals                            6,593,994        6,938,877
                                                 -----------      -----------
                                                  35,908,881       36,550,619
                                                 -----------      -----------

Total                                            $89,360,329      $91,570,290

4. DEPOSITS

                                                      December 31,
                                             ------------------------------
                                                 2003              2002
                                                 ----              ----
Business checking                            $177,665,712      $180,011,082
Personal checking                               7,645,666         5,396,446
                                             ------------      ------------
Total non-interest bearing deposits           185,311,378       185,407,528
Statement savings                                 130,704           272,427
Variable rate accounts
  Money funds                                  93,124,079       111,118,189
  Money markets                                54,561,371        54,247,085
Negotiable order of withdrawal accounts        24,804,963        19,897,678
Fixed rate certificates of deposit             48,447,279        58,186,923
                                             ------------      ------------
Total                                        $406,379,774      $429,129,830
                                             ============      ============

Time deposits issued in denominations of $100,000 or more at December 31, 2003 and 2002 totaled $19.7 million and $21.0 million, respectively.

Fixed rate certificates of deposit at December 31, 2003 mature as follows:

                          2004                       $ 19,890,058
                          2005                         21,082,285
                          2006                          3,765,471
                          2007                          3,183,497
                          2008                            263,101
                    Thereafter                            262,866
                                                     ------------
                         Total                       $ 48,447,279

Interest expense on deposits is summarized as follows:

                                                     Years Ended December 31,
                                             ------------------------------------------
                                                2003            2002            2001
                                                ----            ----            ----
Statement savings                            $    1,139      $    2,808      $    4,773
Variable rate accounts:
  Money funds                                 1,104,307       1,276,799       1,713,112
  Money markets                                 554,087       1,484,947       2,621,801
Negotiable order of withdrawal accounts          72,284         130,826          95,467
Fixed rate certificates                       1,417,588       2,055,743       2,802,783
                                             ----------      ----------      ----------
Total                                        $3,149,406      $4,951,123      $7,237,936
                                             ==========      ==========      ==========

      5. BORROWINGS

The Bank utilizes borrowings from the FHLB as well as securities sold under agreements to repurchase (repurchase agreements) to meet its borrowing needs. At December 31, 2003, the Bank had available additional borrowing capacity of up to $10 million, which would be collateralized by investment securities available for sale and performing first mortgage loans. At December 31, 2003, 2002 and 2001, investment securities and performing first mortgage loans of approximately $115.7 million and $101.4 million, respectively, were pledged to secure borrowings.

                                              Contract                     Outstanding
                                              Interest                     December 31,
Description            Maturity                 Rate                2003                     2002
-----------            --------                 -----               ----                     ----
FHLB Advance           February 23, 2004         5.50          $ 10,000,000             $ 10,000,000
FHLB Advance           January 10, 2011          4.78            20,000,000               20,000,000
FHLB Advance           January 11, 2011          4.15            10,000,000               10,000,000
FHLB Advance           September 6, 2011         4.82            10,000,000               10,000,000
FHLB Advance           September 12, 2011        2.99            15,000,000               15,000,000
                                                               ------------             ------------
                                                               $ 65,000,000             $ 65,000,000
                                                               ============             ============

Advances with contract maturity dates in 2011 are subject to conversion to floating rates at the option of the FHLB re-pricing provisions prior to the stated maturity date.

The following table sets forth the maximum month-end balance, average daily balance, and weighted average rate of the FHLB advances and line of credit for the periods indicated:

                                               Year Ended December 31,
                                    ---------------------------------------------
                                        2003             2002             2001
                                        ----             ----             ----
Maximum balance                     $65,000,000      $82,181,269      $79,605,696
Average balance                      65,000,000       65,528,135       51,805,602
Weighted average interest rate             4.39             4.43             4.74

The following table sets forth the maximum month-end balance, average daily balance, and weighted average interest rate of the repurchase agreements for the periods indicated:

                                              Year Ended December 31,
                                    ---------------------------------------------
                                       2003             2002             2001
                                       ----             ----             ----
Maximum balance                     $        --      $20,451,000      $46,993,075
Average balance                              --        3,133,395       16,491,525
Weighted average interest rate               --             1.82             5.13

In December 2003, the Bank paid a dividend of $8 million to the holding company, and the holding company used these funds to purchase a subordinated, capital note from the Bank in the same amount. The note bears interest at 5.25 % and matures in seven years. The note and investment are eliminated in consolidation of the financial statements.

6. REGULATORY MATTERS

The Bank is required by law to maintain average cash balances or balances with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2003 and 2002, these reserves totaled $3.9 million and $3.4 million, respectively.

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to Bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2003 the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Corporation's actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following table.

                                                                                                             Well
                                                                                                       Capitalized Under
                                                                           For Capital                 Prompt Corrective
                                                     Actual                 Adequacy      Purposes         Provisions
(Dollars in thousands)                               Amount        Ratio      Amount        Ratio     Amount        Ratio
                                                    -------        -----     -------        -----    -------        -----
As of December 31, 2003
Total capital (to risk weighted assets)             $49,202        11.37%    $26,594         8.00%   $43,257        10.00%
Tier 1 capital (to risk weighted assets)             44,279        10.24      17,303         4.00     25,954         6.00
Tier 1 capital (to risk fourth quarter average
assets)                                              44,279         8.32      21,060         4.00     31,590         5.00

As of December 31, 2002
Total capital (to risk weighted assets)              48,304        11.89      32,510         8.00%    40,637        10.00%
Tier 1 capital (to risk weighted assets)             43,214        10.63      18,255         4.00     24,382         6.00
Tier 1 capital (to risk fourth quarter average
assets)                                              43,214         7.55      22,896         4.00     28,620         5.00

The Bank is also subject to limitations under the Federal Reserve Act on the amount of loans or advances that can be extended to the Corporation and dividends that can be paid to the Corporation. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. Generally, approval is needed if total dividends declared in any calendar year exceed the retained "net profit" (as defined in the Federal Reserve Act) of that year plus the retained "net profit" of the preceding two years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. The amount of retained "net profit" is approximately $0 at January 1, 2004 as the Bank paid the $8 million dividend in December 2003.

7. PREMISES AND EQUIPMENT

                                                             December 31,
                                                    -------------------------------
                                                        2003               2002
                                                        ----               ----
Land and land improvements                          $    200,000       $    200,000
Building                                                 583,337            583,337
Furniture, fixtures and equipment                     12,557,809         11,832,452
Leasehold improvements                                 2,835,554          2,494,572
                                                    ------------       ------------
Total                                                 16,176,700         15,110,361
Less accumulated depreciation and amortization       (13,100,724)       (12,084,190)
                                                    ------------       ------------
Premises and equipment, net                         $  3,075,976       $  3,026,171
                                                    ============       ============

8. FEDERAL INCOME TAXES

The following is a summary of the provision for federal income taxes:

                                           Year Ended December 31,
                                ---------------------------------------------
                                   2003              2002              2001
                                   ----              ----              ----
Current expense                 $(226,778)      $ 1,003,270       $ 3,549,584
Deferred expense/(benefit)        522,845          (400,133)         (189,518)
                                ---------       -----------       -----------
Total                           $ 296,067       $   603,137       $ 3,360,066
                                =========       ===========       ===========

A reconciliation of the statutory rate to the effective rate is shown below:

                                                    Year Ended December 31,
                                          ---------------------------------------------
                                            2003              2002              2001
                                            ----              ----              ----
Provision computed at statutory rate      $ 467,208       $ 2,114,625       $ 4,080,284
Tax exempt interest                        (122,225)          (99,272)         (100,114)
Bank owned life insurance                  (175,186)         (778,680)               --
Affordable housing credit                        --          (125,740)         (125,740)
Other, net                                  126,271           104,510           117,942
                                          ---------       -----------       -----------
Total                                     $ 296,067       $ 1,215,443       $ 3,972,372
                                          =========       ===========       ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred liabilities are presented below:

                                                December 31,
                                         --------------------------
                                            2003            2002
                                            ----            ----
Deferred tax assets:
  Allowance for loan losses              $1,673,979      $2,015,117
  Non-accrual loan interest                  52,042          96,794
  Gain on sale of real estate owned              --         149,080
   Premises and equipment                    31,364         288,353
  Low income housing credit                 125,740              --
  Other                                      74,897          15,528
                                         ----------      ----------
Total deferred tax assets                 1,958,023       2,564,872

Deferred tax liabilities:
  Unrealized gain on securities             751,386       1,249,765
  Affordable housing                         62,233          42,710
  Net deferred loan fees                    267,117         310,926
  Other                                     132,793         145,375
                                         ----------      ----------
Total deferred tax liabilities            1,213,529       1,748,776
                                         ----------      ----------

Net deferred tax assets                  $  744,493      $  816,096
                                         ==========      ==========

The above amounts are included in prepaid expenses and other assets and other liabilities on the consolidated statements of financial condition.

9. STOCK OPTIONS AND EMPLOYEE STOCK OWNERSHIP PLAN

In 1986 and 1994, shareholders approved the adoption of two separate stock option plans for certain key executives and two separate stock option plans for non-employee directors of the Bank, (collectively, "the Plans"). As part of the consummation of the reorganization discussed in Note 1, the Bank's stock option plans were assumed by the Corporation. In 1996, shareholders approved an amendment to Key Executive Plan. In 1998, the shareholders approved a modification to both of these plans. In 2003, the shareholders approved another modification of the key executives plan.

The Key Executive Plans authorize the grant of 364,400 common shares, while the Directors' Plan provides for the grant of up to 115,000 common shares. Grants made under the Plans are subject to certain anti-dilution provisions. If an option expires or terminates for any reason without having been fully exercised, unexercised portions of the options are available for further grant under the Plans.

Committees selected by the Board of Directors administer the Plans. Subject to the eligibility and other limitations of the Directors' Plan, the Committees are authorized to make grants under the Plans and otherwise administer the Plans. The Committees may determine the term of each option the date on which each option shall be granted and the other relevant provisions of each option agreement.

The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") for transactions entered into during 1996 and thereafter. The Statement, which was amended by SFAS No. 148, establishes a fair value method of accounting for employee stock options and similar equity instruments such as warrants, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the Statements allow companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS Nos. 123 and 148. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 3%; expected volatility of 5.1%; risk-free interest rates of approximately 4.0%; and expected lives of 10 years. The result being a fair value per option of $4.17. There were no options granted in 2002 and therefore no valuation was performed.

The following table summarizes stock options by plan at December 31, 2003. All information presented in this footnote with respect to stock options has been adjusted for the effects of all stock dividends.

                                                        Exercise Price Per Share
                                     -----------------------------------------------------------------
                                      Number of                                             Number of
                                       Shares                           Weighted              Shares
                                     Outstanding        Range            Average           Exercisable
                                     -----------        -----            -------           -----------
Key Executives' 1994 Plan              199,776      $8.14-$18.87      $      11.88           199,776
Directors' 1986 Plan                     4,514       $2.93-$8.78      $       6.53             4,514
Directors' 1994 Plan                    25,675      $6.99-$16.63      $      13.37            25,675
                                     ---------                                               -------
Balance at December 31, 2003           229,965      $2.93-$18.87      $      11.94           229,965

The following is a summary of stock option activity for each of the three years in the period ended December 31, 2003.

                                                             Weighted
                                                             Average
                                                             Exercise             Price per          Number of
                                                              Price                 Share            Options
                                                              -----                 -----            -------
Outstanding January 1, 2001                                  $10.15              $2.20-$16.63        373,476

Addition of options - Key Executives' 1994 Plan               15.42              $9.69-$18.70         82,352

Addition of options - Directors' 1994 Plan                    16.63                 $16.63            16,000

Exercised in 2001                                              7.93              $2.20-$13.89        (54,992)

Outstanding December 31, 2001                                 11.74              $2.20-$18.70        416,836

Exercised in 2002                                             11.98              $2.20-$13.89        (40,050)

Retired in 2002                                               12.52              $6.99-$18.70        (16,136)

Outstanding December 31, 2002                                 11.68              $2.20-$18.70        360,650

Additions of options - Key Executives' 1994 Plan              18.31             $17.93-$18.87         30,295

Exercised in 2003                                             11.00              $2.20-$18.70       (106,074)

Retired in 2003                                               11.00              $2.93-$18.70        (54,906)

Outstanding December 31, 2003                                 11.89              $2.93-$18.87        229,965

The Corporation also has an Employee Stock Ownership Plan ("ESOP"). Cash contributions to the ESOP may be invested in either common or preferred stock of the Corporation, purchased in the open market. For the years ended December 31, 2003, 2002, and 2001, cash contributions of $84,000, $95,295, and $107,195, respectively, were made to the ESOP. The Corporation is not committed to predetermined ESOP contributions. The Board of Directors, as recommended by the ESOP Committee, must approve any further contributions to the ESOP.

The Corporation sponsors a defined contribution savings plan qualified under
Section 401(k) of the Internal Revenue Code. Substantially all full-time employees are covered under the Plan. The Corporation began contributing to the Plan in 2001, an amount equal to 25 % of employee's gross earnings up to 8% of the employee's compensation. The cost of the Plan amounted to $76,617, $71,102 and $20,658 in 2003, 2002 and 2001, respectively.

10. TRANSACTIONS WITH RELATED PARTIES

The Bank has engaged an advertising agency in which a Director has a partial ownership interest. The Bank paid $483,877, $522,483, and $616,027, to this company for the years ended December 31, 2003, 2002, and 2001, respectively.

Loan activity to officers of the Bank and their associates is summarized as follows:

                                                 Year Ended December 31,
                                             ---------------------------------
                                               2003         2002         2001
                                               ----         ----         ----
Balance, beginning of year                   $    --      $ 6,888      $82,347
Additions                                         --       34,542       15,300
Less: Principal payments and loans sold           --       41,340       90,759
Balance, end of year                         $    --      $    --      $ 6,888

There were no loans to officers of the Bank and their associates during 2003.

As of December 31, 2003, 2002 and 2001, there were no loans outstanding to Directors of the Corporation, the Bank or their associates.

11. FAIR VALUE OF FINANCIAL INVESTMENTS

The following disclosure of the fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The Corporation using available market information and appropriate valuation methods has determined the fair value amounts. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the fair value amounts.

Fair values were determined using the following assumptions:

(Dollars is thousands)
                                                              December 31,
                                            --------------------------------------------------
                                              2003                       2002
                                            Carrying         Fair       Carrying        Fair
                                             Amount         Value        Amount         Value
                                             ------         -----        ------         -----
ASSETS
Cash and cash equivalents                   $ 47,844      $ 47,844      $ 30,801      $ 30,801
Securities available for sale                 91,570        91,570       149,837       149,837
Loans                                        355,124       358,831       327,419       336,410
Accrued interest receivable                    2,718         2,718         3,075         3,075
FHLB and FRB stock                             6,879         6,879         7,410         7,410

LIABILITIES
Deposits without stated maturities           357,932       357,932       370,943       370,943
Time deposits                                 48,448        49,212        58,187        59,291
Borrowings                                    65,000        72,655        65,000        65,217
Accrued interest payable                         215           215           260           260

CASH AND CASH EQUIVALENTS

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE

For securities available for sale, fair values are based on quoted market prices or dealer quotes.

LOANS

For certain homogeneous categories of loans, such as some residential mortgages, consumer loans, commercial real estate loans, etc., fair value is estimated by discounting the future cash flows over the life to maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings. For those loans tied to a prime rate index, fair values approximate carrying values. Both the carrying value and fair value of loans receivable are shown net of the allowance for loan losses.

ACCRUED INTEREST RECEIVABLE AND PAYABLE

The carrying values of accrued interest receivable and payable approximate their fair values.

FHLB STOCK AND FRB STOCK

The carrying values of the FHLB and FRB stock approximate fair value.

DEMAND DEPOSITS AND TIME DEPOSITS

The fair values of demand deposits, savings accounts and certain money market deposits are the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the current rates for deposits of similar remaining maturities.

BORROWINGS

The fair value of borrowings is estimated using the current rates for borrowings of similar remaining maturities.

      12. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

At December 31, 2003, 2002 and 2001 the Bank had outstanding loan commitments for loans that have either not been accepted by the borrower or not closed of approximately $10.3 million, $21.0 million, and $21.5 million, respectively. These include commitments for commercial business loans, residential mortgages and home equity loans.

Under loan agreements for transactions which had closed, the Bank had commitments to fund commercial lines of credit, of approximately $70.4 million, $53.5 million and $52.9 million at December 31, 2003, 2002 and 2001, respectively. The Bank had commitments to fund construction loans of approximately $5.9 million, $7.9 million and $12.8 million at December 31, 2003, 2002 and 2001, respectively. The Bank had commitments to fund home equity loans of approximately $4.6 million, $5.2 million and $6.7 million at December 31, 2003, 2002 and 2001, respectively. As certain commitments to make loans and fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments.

The Bank leases four of its offices from unaffiliated entities for its headquarters in Southfield and three branch offices in Birmingham, Southfield, and Troy. Minimum rents under all non-cancelable leases are summarized as follows:

                                Year Ended
                                December 31,
                                ------------
                  2004          $ 1,097,003
                  2005            1,126,156
                  2006            1,155,430
                  2007            1,069,475
                  2008              995,507
            Thereafter            1,170,083
                                -----------
                                $ 6,613,654

Rental expense for the years ended December 31, 2003, 2002, and 2001 totaled $1,152,977, $1,000,584, and $957,839, respectively.

As of December 31, 2003, a contingent liability exists of approximately $0.3 million through April 2004 relating to remaining officer severance arrangements.

The Bank is a defendant in lawsuits arising in the normal course of business. In the opinion of management the results of these lawsuits will not have a significant adverse effect on the Bank's consolidated financial statements.

COMMITMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Commercial and standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

      13. COMPUTATION OF PRIMARY AND FULLY DILUTED INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

                                                                       Year Ended
                                                                       December 31,
                                                           2003            2002            2001
                                                        ----------      ----------      ----------
Numerator
Net Income                                              $1,078,073      $3,815,447      $6,839,869

Numerator for basic and diluted earnings per share
Income available for common shareholders                $1,078,073      $3,815,447      $6,839,869

Denominator
Denominator for basic earnings per share -
  Weighted average share outstanding                     3,700,353       3,632,268       3,569,608

Employee stock options                                      83,823         138,227         109,111
Denominator for diluted earnings per share -
  Adjusted weighted average share outstanding            3,784,176       3,770,495       3,678,719

Basic earnings per share                                $     0.29      $     1.05      $     1.92
Diluted earnings per share                              $     0.28      $     1.01      $     1.86

14. RECENT DEVELOPMENT

As previously announced, Franklin has entered into a definitive agreement dated as of November 10, 2003, and as amended on February 3, 2004 (the "merger agreement") to be acquired by First Place Financial Corporation ("First Place"), a unitary savings and loan holding company. First Place Bank, a federal savings association and wholly-owned subsidiary of First Place, is headquartered in Warren, Ohio. Under the agreement, the holding companies will merge with Franklin merging with and into First Place. After the holding companies merge, the subsidiaries will merge (the "subsidiary merger"), with First Place merging with Franklin Bank, and Franklin Bank changing its name to "First Place Bank" and its main office to Warren, Ohio. In connection with the merger, on February 9, 2004, Franklin Bank filed an application with the Office of Thrift Supervision to convert from a national banking association to a federal savings association. Such conversion is proposed to occur at the same time as the merger of the holding companies. First Place and Franklin may agree, due to business, tax or other considerations, to revise the structure of the subsidiary merger before the subsidiary merger is completed by amending the subsidiary merger agreement (e.g., by having Franklin Bank merge with and into First Place Bank). Completion of the merger depends on satisfying a number of conditions. There is no certainty as to whether or when the conditions to the merger will be satisfied, or waived where permissible or that the merger will be completed.

15. PARENT COMPANY ONLY FINANCIAL INFORMATION

During the year ended December 31, 2002, Franklin Bancorp was formed. Following is condensed financial information as of and for the year ended December 31, 2003 and 2002.

                                                               December 31,
                                                      -------------------------------
                                                          2003               2002
                                                          ----               ----
Condensed Balance Sheet
Cash                                                  $    638,082       $        962
Receivable from subsidiary                                 115,504            181,629
Investment in subsidiary                                44,983,696         45,459,104
                                                      ------------       ------------
Total assets                                          $ 45,737,282       $ 45,641,695
                                                      ============       ============

Shareholders' Equity                                  $ 45,737,282       $ 45,641,695
                                                      ============       ============

                                                          Year Ended December 31,
                                                      -------------------------------
                                                          2003               2002
                                                          ----               ----
Condensed Statement of Income
Dividend from subsidiary                              $  8,791,828       $    472,723
Income on subordinated note                                  1,167                 --
Operating expenses                                         313,568            180,855
                                                      ------------       ------------
                                                         8,479,427            291,868
Income tax benefit                                         106,613             61,491
Undistributed earnings of subsidiary                    (7,507,967)         3,462,088
                                                      ------------       ------------
Net income                                            $  1,078,073       $  3,815,447
                                                      ============       ============

Condensed Statement of Cash Flows
Operating activities
  Net income                                          $  1,078,073       $  3,815,447
  Adjustments to reconcile net income to
   cash provided by operating activities
     Undistributed earnings of subsidiary                7,507,968         (3,462,088)
      (Increase)/decrease in due from affiliates            66,125           (181,629)
                                                      ------------       ------------
Cash provided by operations                              8,652,166            171,730

Financing activities
Cash dividend paid on common stock                      (1,181,404)          (290,906)
Exercise of common stock options                         1,166,358            120,138
Purchase of subordinated note                           (8,000,000)                --
                                                      ------------       ------------
Cash used in financing activities                       (8,015,046)          (170,768)
                                                      ------------       ------------

Increase/(Decrease) in cash                                637,120                962
Beginning cash balance                                         962                  0
                                                      ------------       ------------
Ending cash balance                                   $    638,082       $        962
                                                      ============       ============

16. QUARTERLY SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

                                                                                            2003
                                                               -------------------------------------------------------------
                                                                  First             Second          Third           Fourth
                                                                 Quarter           Quarter         Quarter          Quarter
                                                                 -------           -------         -------          -------
Interest income                                                $     7,290       $    7,030      $    6,462      $     6,651
Interest expense                                                     1,683            1,508           1,448            1,407
  Net interest income                                                5,607            5,522           5,014            5,244
Provision for loan losses                                              626              626           1,026              625
  Net interest income after provision for loan losses                4,981            4,896           3,988            4,619
Non-interest income                                                  1,540            1,302           1,154            1,418
Non-interest expense                                                 7,632            5,160           4,690            5,042
  Income/(loss) before provision for federal income taxes           (1,111)           1,038             452              995
Provision/(benefit)  for federal income taxes                         (333)             311              25              293
  Net income/(loss)                                            $      (778)      $      727      $      427      $       702

Income per common share:
  Net income/(loss) per common share
    Basic                                                      $     (0.21)      $     0.20      $     0.12      $      0.19
    Diluted                                                          (0.21)            0.19            0.11             0.18
  Average common shares outstanding
    Basic                                                        3,666,688        3,685,136       3,709,083        3,718,870
    Diluted                                                      3,754,431        3,762,263       3,794,077        3,802,693

                                                                                            2002
                                                               -------------------------------------------------------------
                                                                   First            Second          Third           Fourth
                                                                  Quarter          Quarter         Quarter          Quarter
                                                                  -------          -------         -------          -------
Interest income                                                $     8,627       $    8,525      $    8,425      $     7,980
Interest expense                                                     1,989            2,003           1,984            1,935
  Net interest income                                                6,638            6,522           6,441            6,045
Provision for loan losses                                              475              500             300            2,535
  Net interest income after provision for loan losses                6,163            6,022           6,141            3,510
Non-interest income                                                  1,195            1,528           1,523            2,781
Non-interest expense                                                 4,573            4,827           5,490            7,754
  Income before provision for federal income taxes                   2,785            2,723           2,174           (1,463)
Provision for federal income taxes                                     721              676             503           (1,297)
Net income before preferred stock dividends                          2,064            2,047           1,671             (166)
Preferred stock dividends of subsidiary                                450              450             450              450
  Net income                                                   $     1,614       $    1,597      $    1,221      $      (616)

Income per common share:
  Net income per common share
    Basic                                                      $      0.45       $     0.44      $     0.34      $     (0.18)
    Diluted                                                           0.43             0.42            0.32            (0.16)
  Average common shares outstanding
    Basic                                                        3,620,125        3,631,768       3,635,331        3,641,879
    Diluted                                                      3,755,540        3,779,187       3,774,348        3,772,285

                                 EXHIBITS INDEX

EXHIBIT                                                                             PAGE NO.
-------                                                                             --------
10.11  Employment Agreement of David L. Shelp..................                           46
10.18  Amendment to Employment Agreement of Craig L. Johnson...                           50
21     Subsidiaries of Registrant..............................                           50
23.1   Consent of Grant Thornton LLP...........................                           51
24.1   Power of Attorney ......................................   Included on signature page
31.1   Certification of Chief Executive Officer ...............                           52
31.2   Certification of Chief Financial Officer................                           53
32.1   Certification Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002............................                           54