Form 10-Q
period 2004-03-31
FRANKLIN BANCORP INC MI
filed 2004-05-17
CIK 1199025

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirement for the past 90 days. Yes [x] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                 OUTSTANDING AT MAY 12, 2004
           -----                                 ---------------------------
Common stock, no par value.                          3,791,957 shares

This document contains twenty-one (21) pages

FRANKLIN BANCORP, INC.

                             FRANKLIN BANCORP, INC.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT MARCH 31, 2004 (UNAUDITED) AND
    DECEMBER 31, 2003........................................................................................       3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004
    AND 2003 (UNAUDITED).....................................................................................       4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003 (UNAUDITED)      5

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED
    MARCH 31, 2004 AND 2003 (UNAUDITED)......................................................................       6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004
    AND 2003 (UNAUDITED).....................................................................................       7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).......................................................       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................      11

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED
    MARCH 31, 2003...........................................................................................      11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............................................      15

ITEM 4. CONTROLS AND PROCEDURES..............................................................................      16

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................      16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................................................      17

SIGNATURES...................................................................................................      18



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors and Stockholders
Franklin Bancorp, Inc.

We have reviewed the accompanying consolidated statement of financial condition of Franklin Bancorp, Inc. and subsidiary as of March 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated January 23, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ GRANT THORNTON LLP
--------------------------
GRANT THORNTON LLP

Southfield, Michigan
May 7, 2004

FRANKLIN BANCORP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition

                                                                        Unaudited
                                                                      March 31, 2004    December 31, 2003
                                                                      --------------    -----------------
Assets
Cash and Due From Banks                                               $  21,048,984       $  46,995,714
Interest-Earning Deposits                                                   777,107             744,479
Time Deposits with Federal Home Loan Bank                                51,211,730             103,983
                                                                      -------------       -------------
Cash and Cash Equivalents                                                73,037,821          47,844,176
Securities Available for Sale                                            84,941,303          91,570,290
Federal Home Loan Bank Stock, at Cost                                     5,946,700           5,946,700
Federal Reserve Bank Stock, at Cost                                         920,500             932,750

Loans                                                                   361,663,954         355,124,239
Allowance for Loan Losses                                                (5,299,685)         (4,923,469)
                                                                      -------------       -------------
Net Loans                                                               356,364,269         350,200,770
Accrued Interest Receivable                                               2,341,878           2,717,721
Real Estate Owned                                                            89,894             147,144
Premises and Equipment, Net                                               2,886,782           3,075,976
Cash Surrender Value of Life Insurance                                   11,270,367          11,144,263
Prepaid Expenses and Other Assets                                         5,442,356           5,383,188
                                                                      -------------       -------------
Total Assets                                                            543,241,870       $ 518,962,978
                                                                      =============       =============
Liabilities and Shareholders' Equity

Deposits                                                                439,098,059         406,379,774
Borrowings                                                               55,000,000          65,000,000
Accrued Interest Payable                                                    198,044             214,827
Other Liabilities                                                         2,084,686           1,631,095
                                                                      -------------       -------------
Total Liabilities                                                       496,380,789         473,225,696
Commitments and Contingencies                                                                         -

Shareholders' Equity

Common Stock - No Par Value; Stated Value $1; Authorized
6,000,000 shares, issued and outstanding 3,782,882
and 3,753,667 at March 31, 2004 and December 31, 2003, respectively       3,782,882           3,753,667
Additional Paid-In Capital                                               28,636,036          28,214,668
Retained Earnings                                                        12,764,501          12,310,373
Accumulated Other Comprehensive Income (Loss)                             1,677,662           1,458,574
                                                                      -------------       -------------
Total Shareholders' Equity                                               46,861,081          45,737,282
                                                                      -------------       -------------
Total Liabilities and Shareholders' Equity                              543,241,870       $ 518,962,978
                                                                      =============       =============

See Notes to Consolidated Financial Statements

FRANKLIN BANCORP, INC.

Consolidated Statements of Operations - Unaudited

                                                             For the Three Months Ended March 31,
                                                             ------------------------------------
                                                                    2004             2003
                                                                -------------    -------------
Interest Income
Interest On Loans                                               $   5,446,570    $   5,679,714
Interest on Securities                                                604,638        1,051,594
Other Interest and Dividends                                          406,857          558,872
                                                                -------------    -------------
Total Interest Income                                               6,458,065        7,290,180

Interest Expense

Interest on Deposits                                                  694,065          964,969
Interest on Other Borrowings                                          662,855          717,751
                                                                -------------    -------------
Total Interest Expense                                              1,356,920        1,682,720
                                                                -------------    -------------
Net Interest Income                                                 5,101,145        5,607,460
Provision for Loan Losses                                             600,000          625,653
                                                                -------------    -------------
Net Interest Income After Provision for Loan Losses                 4,501,145        4,981,807

Non-Interest Income

Deposit Account Service Charges                                       795,999          756,057
Net Gain on Sale of Securities                                              -          455,511
Net Gain on Sale of Other Assets                                      (17,250)         (77,303)
Increase in Cash Value or and Proceeds from Life Insurance            126,105          121,814
Other                                                                 144,512          283,605
                                                                -------------    -------------
Total Non-Interest Income                                           1,049,366        1,539,684

Non-Interest Expense

Compensation and Benefits                                           2,234,367        2,462,092
Severance Compensation                                                 92,978        2,759,740
Occupancy and Equipment                                               820,420          804,999
Advertising                                                           135,960          154,626
Federal Insurance Premiums                                             15,611           17,495
Defaulted Loan Expense                                                118,145          130,661
Communication Expense                                                 104,082          126,481
Outside Services                                                      478,253          587,621
Merger Expense                                                        228,219                -
Other                                                                 398,819          588,760
                                                                -------------    -------------
Total Non-Interest Expense                                          4,626,854        7,632,475
                                                                -------------    -------------
Income Before Provision for Federal Income Taxes                      923,657       (1,110,984)
Provision for Federal Income Taxes                                    167,890         (333,300)
                                                                -------------    -------------
Net Income                                                      $     755,767    $    (777,684)
                                                                =============    =============
Income Per Common Share
       Basic                                                    $        0.20    $       (0.21)
       Diluted                                                           0.20            (0.21)

See Notes to Consolidated Financial Statements

      FRANKLIN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

                                                            For the Three Months Ended March 31,
                                                            ------------------------------------
                                                                   2004            2003
                                                               -------------   -------------
Net Income                                                     $     755,767   $    (777,684)
 Other comprehensive income net of tax:
  Unrealized gains on securities:
   Unrealized gains/(loss) arising during period                     219,088        (989,326)
   Less reclassification adjustment for gains included
         in net income                                                     -         300,637
                                                               -------------   -------------
   Other comprehensive income                                        219,088        (688,689)
                                                               -------------   -------------
Comprehensive Income / (Loss)                                  $     974,855   $  (1,466,373)
                                                               =============   =============

See Notes to Consolidated Financial Statements.

      FRANKLIN BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

For the three months ended March 31, 2004 and 2003

                                                                                   ACCUMULATED
                                                  ADDITIONAL                         OTHER           TOTAL
                                   COMMON          PAID-IN          RETAINED      COMPREHENSIVE   SHAREHOLDER'S
                                   STOCK           CAPITAL          EARNINGS      INCOME/(LOSS)      EQUITY
                                -------------    -------------    -------------   -------------   -------------
Balance at December 31, 2002        3,647,593       27,154,384       12,413,704       2,426,014      45,641,695
Net income/(loss)                                                      (777,684)                       (777,684)
Exercise of options                    34,311          254,482                                          288,793
Less: cash dividends declared                                          (293,049)                       (293,049)
Other comprehensive income                                                             (688,689)       (688,689)
                                -------------    -------------    -------------   -------------   -------------
Balance at March 31, 2003       $   3,681,904    $  27,408,866    $  11,342,971   $   1,737,325   $  44,171,066
                                =============    =============    =============   =============   =============
Balance at December 31, 2003    $   3,753,667    $  28,214,668    $  12,310,373   $   1,458,574   $  45,737,282
Net income                                                              755,767                         755,767
Exercise of options                    29,215          421,368                                          450,583
Less: cash dividends declared                                          (301,639)                       (301,639)
Other comprehensive income                                                              219,088         219,088
                                -------------    -------------    -------------   -------------   -------------
Balance at March 31, 2004       $   3,782,882    $  28,636,036    $  12,764,501   $   1,677,662   $  46,861,081
                                =============    =============    =============   =============   =============

See Notes to Consolidated Financial Statements.

      FRANKLIN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED


                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                            2004               2003
                                                                       -------------    --------------
Cash flows from operating activities
Net income                                                             $     755,767    $    (777,684)
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses                                                    600,000          625,653
Depreciation and amortization                                                269,315          282,975
Realized (gain)/loss on sale of securities, net and other assets              17,250         (350,900)
Increase in cash surrender value of life insurance                          (126,104)        (121,813)
Net deferral of loan origination costs/fees                                  184,059           58,883
Decrease in accrued interest receivable                                      375,843          525,560
Amortization and accretion on securities                                      68,987          266,915
Decrease/(increase) in prepaid expenses and other assets                     (59,168)       3,911,060
Increase/(decrease) in accrued interest payable, deferred
  taxes and other liabilities                                                436,808        1,055,562
                                                                       -------------    -------------
Total adjustments                                                          1,766,990        6,253,895
                                                                       -------------    -------------
Net cash provided by operating activities                                  2,522,757        5,476,211

Cash flows from investment activities
(Purchase) of securities available for sale                                        -       (1,818,590)
Proceeds from sales of securities available for sale                               -        5,192,400
Proceeds from maturities and paydowns of securities available for
  sale                                                                     6,779,088       24,195,023
Net decrease/(increase) in loans                                          (6,947,558)      10,968,186
(Purchase)/sale of Federal Reserve Bank/Federal Home Loan Bank stock          12,250                -
Proceeds from the sale of real estate owned                                   40,000          458,227
Capital expenditures                                                         (80,121)        (565,133)
                                                                       -------------    -------------
Net cash provided by/(used in) investment activities                        (196,341)      38,430,113

Cash flows from financing activities
Net (decrease)/increase in deposits                                       32,718,285      (12,064,818)
Decrease in borrowings and subordinated capital notes                    (10,000,000)               -
Exercise of common stock options                                             450,583          288,793
Cash dividends paid on common stock                                         (301,639)        (293,050)
                                                                       -------------    -------------
Net cash (used in)/provided by financing activities                       22,867,229      (12,069,075)
                                                                       -------------    -------------
Net increase in cash and cash equivalents                                 25,193,645       31,837,249
Beginning cash and cash equivalents                                       47,844,176       30,801,343
                                                                       -------------    -------------
Ending cash and cash equivalents                                       $  73,037,821    $  62,638,592
                                                                       =============    =============
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                                                   1,373,703        1,704,978
Federal income taxes                                                               -                -
Non-cash investing and financing activities:
Transfer from loans to real estate owned (net)                                     -        1,271,371

See Notes to Consolidated Financial Statements.

      FRANKLIN BANCORP, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

      The accompanying consolidated financial statements of Franklin Bancorp, Inc. ("Franklin") and its wholly-owned subsidiary, Franklin Bank, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do, however, include all adjustments (consisting of normal recurring accruals) which management considers necessary for a fair presentation of the interim periods.

         This Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to Franklin's Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003 and for the year then ended.

      The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

      The Consolidated Statement of Financial Condition as of December 31, 2003 has been derived from the audited Consolidated Statement of Financial Condition as of that date.

      NOTE 2. PENDING BUSINESS COMBINATION

         On November 10, 2003, Franklin announced that it had entered into an Agreement and Plan of Merger ("merger agreement") to be acquired by Warren, Ohio-based First Place Financial Corp, a Delaware corporation ("First Place"). The merger agreement has been approved by the boards of directors of First Place and Franklin and by the shareholders of Franklin. The consummation of the merger is subject to receipt of all applicable regulatory approvals and other customary closing conditions. The acquisition is expected to be completed in the last half of the second calendar quarter of 2004.

      NOTE 3. EARNINGS PER SHARE:

        Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

                                                        Three Months Ended
                                                            March 31,
                                                     -------------------------
                                                        2004          2003
                                                     -----------   -----------
NUMERATOR
Net income                                           $   755,767   $  (777,684)
Numerator for basic and diluted earnings per share
  Income available for common shareholders           $   755,767   $  (777,684)

DENOMINATOR
Denominator for basic earnings per share -
 weighted average share outstanding                    3,777,708     3,666,688
Employee stock options                                    82,310        72,527
Denominator for diluted earnings per share -
 adjusted weighted average share outstanding           3,860,018     3,739,215
Basic earnings per share                             $      0.20   $     (0.21)
Diluted earnings per share                                  0.20         (0.21)

      FRANKLIN BANCORP, INC.

      NOTE 4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES:

      The following table summarizes changes in non-performing loans and assets arising from loans being placed on non-accrual status, loans deemed to be non-performing and assets that the Bank currently owns:

NONPERFORMING ASSETS ANALYSIS

                                                              AT
                                                 ------------------------------
                                                   MARCH 31,       DECEMBER 31,
                                                     2004             2003
                                                 -------------    -------------
NONACCRUAL LOANS
Commercial                                       $     485,678    $     344,963
Commercial mortgage                                  1,086,035        1,231,987
Residential mortgage                                   106,404                -
Consumer                                                85,270          126,430
Lease financing                                              -                -
                                                 -------------    -------------
Total nonaccrual loans                               1,763,387        1,703,380
                                                 -------------    -------------

REAL ESTATE OWNED

Commercial mortgage                                          0           57,250
Residential mortgage                                    89,894           89,894
                                                 -------------    -------------
Total real estate owned                                 89,894          147,144
Real estate in redemption                              549,345          549,345
                                                 -------------    -------------
Total nonperforming assets                       $   2,402,626    $   2,399,869
                                                 =============    =============

TOTAL NONACCRUAL LOANS AND REAL ESTATE OWNED
AS A PERCENTAGE OF:
  Total assets                                            0.34%            0.36%
  Loans and real estate owned                             0.51%            0.52%

TOTAL NONPERFORMING ASSETS AS A PERCENTAGE OF:
  Total assets                                            0.44%            0.46%
  Loans and real estate owned                             0.66%            0.68%

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

      FRANKLIN BANCORP, INC.

      NOTE 4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED):

      The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries of loans previously charged off and additions to the allowance which have been charged to expense:

                                                          Three Months Ended March 31,
                                                              2004          2003
                                                            ----------    ----------
In thousands of dollars
Balance at beginning of period                              $    4,923    $    5,927
Provision for loan losses                                          600           626
CHARGE-OFFS
Commercial                                                         137            42
Commercial mortgage                                                  -         1,319
Consumer                                                           363           336
Residential mortgage                                                35            23
Overdraft                                                            -             -
Lease financing                                                      -             -
                                                            ----------    ----------
Total charge-offs                                                  535         1,720
RECOVERIES
Commercial                                                          17           160
Commercial mortgage                                                  -           267
Consumer                                                           292             3
Residential mortgage                                                 -
Overdraft                                                            -
Lease financing                                                      2            17
                                                            ----------    ----------
Total recoveries                                                   311           447
                                                            ----------    ----------
Net charge-offs                                                    224         1,273
                                                            ----------    ----------
Balance at end of period                                    $    5,299    $    5,280
                                                            ==========    ==========
Allowance as a percentage of
  Loans                                                           1.47%         1.65%
  Nonperforming loans                                           300.53%        96.26%
  Nonperforming assets                                          220.57%        60.80%
  Net charge-offs (annualized)                                  591.84%       103.74%
Net charge-offs to average loans outstanding (annualized)         1.50%         1.60%

      NOTE 5. RECENT ACCOUNTING DEVELOPMENTS

            PROPOSED STOCK BASED COMPENSATION

      On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

      FRANKLIN BANCORP, INC.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, the matters discussed in this report may be deemed to be forward-looking statements that involve risk and uncertainties. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ include those listed below and other risks detailed from time to time in Franklin's Securities Exchange Act of 1934 reports, including the report on Form 10-K for the year ended December 31, 2003. These forward-looking statements represent Franklin's judgment as of the date of this report. Franklin disclaims, however, any intent or obligation to update these forward-looking statements.

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

      On April 5, 2004, the shareholders of Franklin approved the merger with First Place Financial Corp. The merger is expected to be completed during the second quarter of 2004.

      COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003:

      NET INTEREST INCOME

      For the three months ended March 31, 2004 in comparison to the three months ended March 31, 2003, interest income decreased by $0.8 million and interest expense decreased by $0.3 million resulting in net interest income decreasing by $0.5 million or 9.0%. The net interest margin was 4.35% and 4.79% for the three months ended March 31, 2004 and 2003, respectively. The largest decrease in interest income was in the securities portfolio, with a decrease of $0.4 million or a 42.5% decrease. Interest income on loans decreased by $0.2 million. The decrease in interest income was primarily the result of the overall decrease in interest rates over the last twelve months and the decrease in the average balance of the securities portfolio. Average balances for outstanding loans increased by $35.7 million or 11.2% when comparing the three months ended March 31, 2004 to March 31, 2003. Average securities balances decreased $74.6 million or 53.0%, for the three months ended March 31, 2004 compared to March 31, 2003.

      Interest-bearing deposits decreased by $9.2 million or a 3.0% decrease while non-interest bearing deposits increased $6.3 million or 3.5%. Interest expense on deposits decreased by $270.9 thousand or a 28.1% decrease because of the decrease in the average balance of interest-bearing deposits and the overall decrease in interest rates over the last twelve months. Interest expense on FHLB advances decreased by $54,896 or 7.6% primarily as a result of the scheduled paydown of a $10 million advance in the first quarter of 2004.

The following table presents the daily average amount outstanding for each major category of interest earning assets, non-interest earning assets, interest bearing liabilities, and non-interest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonrecurring loans, for the purpose of the following computations, are included in the average loan amounts outstanding.

    FRANKLIN BANCORP,INC.
Net Interest Analysis- Table 2

(Dollars in Thousands)

                                                                               Three Months Ended March 31,
                                                    2004                                         2003
                                                   Average                        Yield/        Average                      Yield/
                                                   Balance       Interest          Rate         Balance      Interest         Rate
                                                 -----------    -----------    -----------    -----------   -----------     -------
Assets
Loans:
Commercial                                       $   261,507    $     4,181       6.40%       $   256,842   $     4,737       7.38%
Residential                                           73,236            840       4.59%            38,384           404       4.21%
Consumer                                              18,560            426       9.18%            22,355           530       9.48%
Lease Financing                                            -              -                            22             9     167.02%
Total Loans                                          353,303          5,447       6.17%           317,603         5,680       7.15%
U.S. Treasuries and Mortgage-Backed Securities        54,959            510       3.71%           130,846         1,393       4.26%
Tax-Exempt Muncipal Securities (1)                    11,074            138       4.98%             9,757           145       5.96%
Interest-Bearing Deposits With Banks                  28,720             69       0.96%             7,121            18       1.01%
Other                                                 25,644            341       5.32%             7,232           103       5.70%
Total Earning Assets/Interest Income                 473,700          6,505       5.49%           472,559         7,339       6.21%
Cash and Due from Banks                               20,532                                       22,811
All Other Assets                                      31,200                                       38,322
Allowance for Possible Credit Losses                  (5,120)                                      (6,020)
Total Assets                                         520,312                                      527,672
Liabilities:
Money Markets                                        152,343            326       0.86%           159,313           522       1.31%
Savings Accounts                                         142              -       0.00%               169             0       0.95%
NOW Checking                                          23,627             18       0.30%            20,539            21       0.41%
Certificates                                          29,721            235       3.16%            35,130           301       3.43%
Jumbo Certificates                                    20,061            115       2.29%            19,959           121       2.42%
Total Interest-Bearing Deposits                      225,894            694       1.23%           235,110           965       1.64%
FHLB Advances                                         60,934            663       4.35%            66,260           718       4.33%
Other                                                                                                   -             -
Total Interest-Bearing Liabilities/Expense           286,828          1,357       1.89%           301,370         1,683       2.23%
                                                                -----------                                 -----------
Business/Personal Checking                           184,417                                      178,117
Preferred Stock                                            -                                            -
Other Liabilities                                      2,680                                        2,653
Shareholders' Equity                                  46,387                                       45,532
                                                 -----------                                  -----------
Total Liabilities and Shareholders' Equity       $   520,312                                  $   527,672
Net Interest Income (FTE)                                             5,148                                       5,656
Net Interest Spread                                                               3.60%                                       3.98%
FTE adjustment                                                           47                                          49
                                                                -----------                                 -----------
Impact of Net Non-Interest Bearing Source of
 Funds And Equity                                                                 0.75%                                       0.81%
                                                                                  ----                                      ------
Net Interest Margin                                             $     5,101       4.35%                     $     5,607       4.79%

(1) Interest rates are calculated on a federal tax equivalent basis. Interest and principal balances pertaining to non-accrual loans are not included for this analysis

      FRANKLIN BANCORP, INC.

The following table shows the effect of volume and rate charges on net interest income for the three months ended March 31, 2004 compared to 2003 on a fully taxable equivalent basis using a 34% tax rate.

Rate-Volume Analysis

(Amounts in Thousands)

                                                     Three Months Ended March 31,
                                                        2004 Compared to 2003
                                                     Increase/(Decrease) Due to
                                                  VOLUME        RATE          NET
                                                 ---------    ---------    ---------
Assets
Loans:
Commercial                                       $     539    $  (1,095)   $    (556)
Residential                                            397           39          436
Consumer                                               (88)         (16)        (104)
Lease Financing                                         (5)          (5)          (9)
                                                 ---------    ---------    ---------
Total Loans                                          2,709       (2,942)        (233)
U.S. Treasuries and Mortgage-Backed Securities           -         (883)        (883)
Tax-Exempt Muncipal Securities (1)                      83          (91)          (8)
Interest-Bearing Deposits With Banks                    57           (6)          51
Other                                                  285          (47)         238
                                                 ---------    ---------    ---------
Total Earning Assets/Interest Income                   122         (956)        (834)
Cash and Due from Banks
All Other Assets
Allowance for Possible Credit Losses
Total Assets
Liabilities:
Money Markets                                          (10)        (186)        (196)
Savings Accounts                                        (0)          (0)          (0)
NOW Checking                                            21          (24)          (3)
Certificates                                           (11)         (55)         (66)
Jumbo Certificates                                       5          (11)          (6)
                                                 ---------    ---------    ---------
Total Interest-Bearing Deposits                        (12)        (259)        (271)
FHLB Advances                                           (5)         (50)         (55)
                                                 ---------    ---------    ---------
Total Interest-Bearing Liabilities/Expense       $     (19)   $    (308)   $    (326)

      NON INTEREST INCOME

         Total non interest income decreased by $490,318 or 31.8% for the three months ended March 31, 2004 when compared to the same period ended 2003. There were increases in deposit account service charges of $39,942 or 5.3% while there was no gain on sale of securities in 2004 compared to a gain of $455,511 in the three months ended March 31, 2003. The increase in deposit account service charges was due to fee increases. The decrease with respect to the sale of securities can be attributed to the Bank's conservative approach to securities trading. Other non interest income was down by $139,093 or a decrease of 49.0%.

      NON INTEREST EXPENSE

         Inclusive of severance charges, total non interest expense decreased $3.0 million or 39.4% during the three months ended March 31, 2004 when compared to the same period ended March 31, 2003. This overall decrease included decreases in the following: compensation and benefits of $227,725 or 9.2% as the number of full time equivalent employees decreased from 192 as of March 31, 2003 to 164 as of March 31, 2004; severance compensation of $2.7 million or 96.6%, as only two officers received severance payments upon termination during the first quarter of 2004, outside services of $109,360 or 18.6% as for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. There were merger expenses of $228,219 in 2004, but no merger expenses in 2003.

      INCOME TAXES

The provision for income taxes for the first quarter of 2004 totaled $167,890, compared to a benefit of $333,300 reported for the same period a year ago. The effective tax rate was 18.2% for the first quarter of 2004 due to the estimated annual tax calculation and an adjustment for the prior years' actual income tax per the income tax returns.

      FRANKLIN BANCORP, INC.

            NET INCOME

      Net income was $755,767 for the three months ended March 31, 2004 compared to a net loss of $777,684 for the three months ended March 31, 2003. Although net interest income and total non-interest income for the three months ended March 31, 2004 were $506,315 and $490,318 less than they were, respectively, for the three months ended March 31, 2003, total non-interest expense was $3,056,621 less (primarily because of the decrease in severance compensation) for the three months ended March 31, 2004 as compared to three months ended March 31, 2003.

      FINANCIAL CONDITION

            TOTAL ASSETS

      Total assets were $543.2 million at March 31, 2004 compared to $519.0 million at December 31, 2003. When comparing balances at March 31, 2004 and December 31, 2003, cash and cash equivalents increased $25.2 million and represented 13.4% and 9.2%, respectively, of total assets.

            INVESTMENTS

     Investment balances decreased $6.6 million or 7.2% from December 31, 2003 to March 31, 2004 as securities matured throughout the quarter. The Bank continues to maintain a conservative approach to its investment acquisitions. There were no securities purchases or sales during the first quarter of 2004.

            LOANS

      Net loan balances increased $6.2 million or 1.8% from December 31, 2003 to March 31, 2004. The Bank targets two key areas for loan growth - commercial real estate and residential mortgages. These two areas will be the primary focus of the two loan production offices, which opened in the first quarter of 2004, and their newly hired lending staff. The growth in residential mortgages during 2003 was primarily due to whole loan portfolio purchases.

      At March 31, 2004, the Bank had loan commitments outstanding for loans that have been accepted but not closed by borrowers in the amount of $22.4 million. Typically, these include commitments for commercial business loans, consumer, residential mortgages and home equity loans.

      The level of nonperforming assets remained approximately the same at $2.4 million from December 31, 2003 to March 31, 2004. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage while maintaining a conservative approach to their lending and classification policies and procedures.

      ALLOWANCE FOR LOAN LOSSES

      At March 31, 2004, Franklin's allowance for loan and lease losses (ALLL) as a percentage of loans outstanding was 1.47% compared to 1.39% at December 31, 2003. Franklin decreased its provision for the three months ended March 31, 2004 to $600,000 compared to $625,653 for the three months ended March 31, 2003. During the first quarter of 2003, Franklin had net charge-offs of $1,273,000 compared to $223,854 in the first three months of 2004. Management reviews the adequacy of the ALLL quarterly and establishes appropriate levels of allowance based on various factors, including charge-off levels. Management believes the current level of ALLL is adequate. However, the adequacy of the allowance for loan losses is highly dependent upon management's estimates of variables affecting valuation and appraisals of collateral, current economic conditions that affect the Bank's lending customers, and the amount and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic conditions of the borrowers. These estimates are reviewed periodically and adjustments, if necessary, are reported in the allowance for loan losses in the period in which they become known.

      LIQUIDITY

      Franklin competes aggressively for business demand and money market deposits in southeastern Michigan; which comprise Franklin's primary liquidity source. Franklin's principal sources of funds for its lending and investment activities have consisted of deposits, principal repayment on loans, and, to a lesser extent, Federal Home Loan Bank advances and repurchase agreements. Principal uses of funds for Franklin include the origination of loans and the repayment of maturing deposit accounts and other borrowings. The Bank anticipates it will have sufficient funds available to meet current loan commitments, as well as its other future liquidity needs. During the first quarter of 2004, there was an increase of $6.2 million in net loans and a corresponding increase of $18.6 million in cash and securities, which reflected an increase in the Bank's liquid assets to 29.1% of total assets at March 31, 2004 from 26.9% at December 31, 2003.

      DEPOSITS AND BORROWED FUNDS

      During the three month period ended March 31, 2004, Franklin experienced an increase in total deposits of $32.7 million.

      FRANKLIN BANCORP, INC.

      REGULATORY CAPITAL

                  The following table compares Franklin's regulatory capital requirements and ratios at March 31, 2004 and December 31, 2003.

                                                    Tier 1        Tier 1        Total
                (In thousands)                     Leverage     Risk-based    Risk-based
                                                  ----------    ----------    ----------
Regulatory capital balances at March 31, 2004     $   45,183    $   45,183    $   50,274
Required regulatory capital (well capitalized)        27,138        26,485        44,200
                                                  ----------    ----------    ----------
Capital in excess of well capitalized             $   18,046    $   18,699    $    6,075
                                                  ==========    ==========    ==========
                                                        8.68%        11.12%        12.37%
Capital ratios at December 31, 2003                     8.32%        10.24%        11.37%
Regulatory capital ratios -- "well capitalized"
  definition                                            5.00%         6.00%        10.00%

      The increase in the Tier 1 Leverage Ratio from December 31, 2003 to March 31, 2004 was the result of the increase in the year to date income and the exercise of stock options. Franklin remains well capitalized with a Tier 1 Leverage ratio of 8.68% at March 31, 2004.

      The increase in Tier 1 and Total Risk-based Ratios of 0.88% and 1.00%, respectively, was the result of an increase in total equity capital of $1.2 million, when comparing total equity capital at December 31, 2003 to March 31, 2004. As a result, Franklin also remains well capitalized from a Tier 1 Risk-based and Total Risk-based perspective at March 31, 2004, with ratios of 11.12% and 12.37%, respectively.

      CONTRACTUAL OBLIGATIONS

      Information regarding our contractual obligations is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. No material changes to such information have occurred during the three months ended March 31, 2004.

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

      During the first quarter of 2004, the Federal Reserve held the targeted fed funds rate steady from the prior quarter.

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

FRANKLIN BANCORP, INC.

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in thousands)

                                                                              March 31, 2004
                                         ---------------------------------------------------------------------------------------
                                             0-3           3-12             1-3            3-5          Over 5
                                            Months        Months           Years          Years          Years          Total
                                         -----------    -----------     -----------    -----------    -----------    -----------
Assets
Interest-bearing deposits                $    51,307    $         -     $         -    $         -    $         -    $    51,307
Securities (at cost)                           9,011          8,120          15,628          8,707         40,255         81,721
FHLB and FRB stock                             6,867                                                                       6,867
Loans                                        158,623         16,314          53,043         66,722         66,962        361,664
                                         -----------    -----------     -----------    -----------    -----------    -----------
Total rate sensitive assets                  225,809         24,434          68,671         75,429        107,217        501,560

Liabilities

Savings, NOW and time deposits                 7,498         13,725          29,238          6,964              -         57,425
Money market deposits                         27,237         79,362          28,446         23,229              -        158,274
Borrowings                                         -              -               -              -         55,000         55,000
                                         -----------    -----------     -----------    -----------    -----------    -----------
Total rate sensitive liabilities              34,735         93,087          57,684         30,193         55,000        270,699
                                         -----------    -----------     -----------    -----------    -----------    -----------
Interest sensitivity gap                 $   191,074    $   (68,653)    $    10,987    $    45,236    $    52,217    $   230,861
Cumulative interest sensitivity gap      $   191,074    $   122,421     $   133,408    $   178,644    $   230,861
Cumulative interest sensitivity gap to
  total rate sensitive assets                  38.10%         24.41%          26.60%         35.62%         46.03%

ITEM 4. CONTROLS AND PROCEDURES

      (a) The term "disclosure controls and procedures" is defined in rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of
            1934 (the "Exchange Act"). These Rules refer to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Chief Financial
            Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Company know to other within the Company which is required to be included in our periodic reports filed under the Exchange Act.

      (b) There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FRANKLIN BANK N.A. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a special meeting of shareholders of Franklin held on April 5, 2004, the shareholders of Franklin voted to approve and adopt the Agreement and Plan of Merger dated as of November 10, 2003 and as amended on February 3, 2004, by and between First Place Financial Corp. and Franklin, and to approve the transactions contemplated thereby, as follows: For: 2,680,096; Against: 46,500; and Abstain: 2,754.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

            31.1  Certification of Chief Executive Officer

            31.2  Certification of Chief Financial Officer

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b.    Reports on Form 8-K

                  Report on Form 8-K was filed on February 5, 2004, disclosing in Items 7, 9 and 12 thereof, the results of operations for the year ended December 31, 2003

                  Report on Form 8-K filed March 4, 2004 disclosing in Items 5, and 7 thereof, the appointment of a new Senior Vice President, Chief Lending Officer.

SIGNATURES

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FRANKLIN BANCORP, INC.

May 17, 2004                            By:  /s/ Craig L. Johnson
                                          --------------------------------------
                                            Craig L. Johnson, President and
                                            Chief Executive Officer

                                            By:  /s/ Leonard B. Carelton
                                               ---------------------------------
                                            Leonard B. Carelton, Chief
                                            Financial Officer and Treasurer

FRANKLIN BANCORP, INC.

                                  EXHIBIT INDEX

      31.1  Certification of Chief Executive Officer.

      31.2  Certification of Chief Financial Officer.

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.